Form 10-K
period 1996-12-31
LARSCOM INC
filed 1997-03-31
CIK 1024047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 1-12491
                            ------------------------

                              LARSCOM INCORPORATED

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-2362692
   (State or other jurisdiction of                   (I.R.S Employer
    incorporation or organization)                 Identification No.)

       4600 PATRICK HENRY DRIVE                           95054
       SANTA CLARA, CALIFORNIA                          (ZIP Code)
   (Address of principal executive
               offices)

                                 (408) 988-6600

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was approximately $56,416,000.

    The number of the registrant's shares outstanding as of February 28, 1997, was 8,050,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.................................................................................          3

  ITEM 1.    BUSINESS..................................................................          3

  ITEM 2.    PROPERTIES................................................................         13

  ITEM 3.    LEGAL PROCEEDINGS.........................................................         13

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................         13

PART II................................................................................         14

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.....         14

  ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA......................................         15

  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS..............................................................         15

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................         23

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE..............................................................         40

PART III...............................................................................         41

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................         41

  ITEM 11.   EXECUTIVE COMPENSATION....................................................         41

  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............         41

  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................         41

PART IV................................................................................         42

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........         42

                                     PART I

ITEM 1.  BUSINESS

    Except for the historical statements contained herein, this Annual Report on Form 10-K contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results that the Company achieves may differ materially from those indicated in any forward looking statements due to the risks and uncertainties set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Risk Factors" and elsewhere in this Form 10-K. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties on the risks and factors that may affect the Company's business.

OVERVIEW

    Larscom Incorporated (the "Company" or "Larscom") develops, manufactures and markets a broad range of high speed global internetworking solutions for network service providers ("NSPs") and corporate users. Larscom's products provide access to fractional T1 ("FT1"), E1, T1/E1, frame relay, fractional T3/E3, channelized T3 services and Clear Channel ATM ("CCA") inverse multiplexing, with clear channel T3, Integrated Services Digital Network ("ISDN"), Inverse Multiplexing for ATM ("IMA") and Asynchronous Transfer Mode ("ATM") under development. Larscom's newest families of products, the Orion 200 and Orion 4000, were designed with modular hardware and downloadable software to provide the Company's customers with the flexibility to increase network capacity and add services in a rapid and cost effective manner.

    Prior to the Company's initial public offering ("IPO") in December 1996, the Company was a wholly owned subsidiary of Axel Johnson Inc. ("Axel Johnson"). Upon consummation of the IPO Axel Johnson owned 55% of the Class A & B Common Stock of the Company and controlled 83% of the voting interest.

INDUSTRY OVERVIEW

    The proliferation of personal computers and the continuing need of users to disseminate and share information, often across an enterprise and from remote locations, have created increased demand for both local area networks ("LANs") which connect computing resources within an enterprise and wide area networks ("WANs") which permit interconnection across wide geographic areas. As networks extend beyond the enterprise and reach around the world, demand for WAN capacity and higher speed WAN access has grown dramatically. More recently, this demand has been further fueled by the growth in Internet usage among both individuals and businesses, as well as the emergence of more bandwidth intensive applications such as video and imaging.

    The increased demand for WAN speed and capacity has been accompanied by increased complexity in available network services. In addition to dedicated 56/64 kbps and T1/FT1 services, both private and public frame relay, ISDN basic rate and primary rate and ATM are available. This large variety of services has also been coupled with an escalation in the variety and complexity of LAN technology (10 Mbps Ethernet, 100 Mbps Ethernet, Fiber Distributed Data Interface ("FDDI"), switched Ethernet and Gigabit Ethernet). ATM, in particular, adds complexity to network demands. As an alternative to current circuit based (or Time-Division Multiplexing ("TDM")) services, ATM is a new cell based service which allows corporate users and NSPs to combine all types of traffic--data, voice, video and image--across the same network. ATM is expected to become more widely available as standards evolve. Since it utilizes cell based technology rather than traditional circuit based TDM technology, ATM poses significant network hardware and software challenges. To date, ATM has been deployed in local area and campus network environments, as some corporations have elected to base their next generation network architecture on ATM. Although Network Service Providers ("NSPs") have yet to use the technology widely to transport ATM traffic, they have used ATM as a backbone technology to offer other services such as frame relay.

    As a result of both the increased demand for WAN capacity and the complexity and continuing evolution of service offerings, businesses have been transitioning from the use of private WANs dedicated to individual businesses to greater use of public WANs maintained by NSPs. As this transition occurs, NSPs are being asked to provide an increasing variety of transmission services and network management services. In addition, corporate users in many cases are requiring NSPs to assume full responsibility for operation and monitoring of the network and to guarantee certain levels of service.

    NSPs and corporate users require equipment that supports higher bandwidth than provided by common T1 and E1 services. In addition, NSPs and corporate users increasingly are seeking a solution that bridges the technology gap by providing connectivity to both the currently ubiquitous TDM network environment and the emerging ATM environment without requiring that one technology be dropped in favor of the other. Moreover, many businesses need to operate on a global basis with networks that cross international boundaries. Furthermore, NSPs and corporate users require the ability to add more services and high speed applications in a rapid and affordable manner. Accordingly, NSPs and corporate users require telecommunications equipment that supports a broad range of services and that will operate reliably, flexibly and consistently in all the required countries. The complexity and variety of services and products have prompted both NSPs and corporate users alike to consolidate their purchasing activity by using fewer vendors who offer reliable and affordable equipment throughout the world.

THE LARSCOM SOLUTION

    The Company's broad range of product offerings provides access to both ATM and TDM services across a variety of international standards at speeds ranging from 56 kbps to 155 Mbps. The Company's products have modular architectures that simplify the provisioning of new services by NSPs and lower the cost for large corporate users of obtaining additional bandwidth.

    BRIDGING THE TECHNOLOGY GAP. To address the gap between emerging and existing technologies, in particular between ATM and TDM, the Company has developed a broad range of network communications products that provide its corporate customers with reliable and flexible network access. The Company offers its NSP customers easily deployable, well managed solutions to provision new network services quickly. In the broadband market, for example, the Orion 4000 is unique in its ability to accommodate both ATM and TDM network connectivity within the same multiplexing architecture. The Orion 4000 can also accommodate bandwidth needs that range from a single T1 or E1 circuit to 155 Mbps.

    BRIDGING THE BANDWIDTH GAP. Through its Mega-T and Orion 4000 products, Larscom pioneered the use of multiple T1 and E1 inverse multiplexing, which enables users to achieve higher bandwidth capacity than offered by a single T1 line, thereby bridging the bandwidth gap between T1 and T3. Fractional T3 service, provided in this manner, allows the NSP to leverage the existing T1 based infrastructure and provides the corporate user with ready access to affordable and ubiquitous high speed bandwidth.

    SCALEABILITY AND MODULARITY. The Company has incorporated flexibility and modularity into its products as network complexity and bandwidth increase, as industry standards evolve and as NSPs and corporate users seek to meet multiple needs. The Company's upgradeable software and plug in modules enable NSPs to add services rapidly and cost effectively as demand changes and industry standards evolve.

    RELIABILITY AND QUALITY. The Company has earned a strong reputation for the quality of its products, as well as its responsive service. The Company's products are manufactured to meet the highest standards of reliability and quality, including intensive system level testing in development and manufacturing. Larscom has responded to its customers' needs by providing telecommunications equipment that operates reliably and consistently across the globe. Orion 200 and Orion 4000 platforms are designed, tested and certified for use in major international markets.

    CUSTOMER SERVICE AND SUPPORT. The Company offers real-time service and support through various stages of the customer relationship. The Company's service and support function begins by working closely with customers at the product definition and design stage. To meet its customers' unpredictable purchasing patterns, the Company's sales and operations departments are organized to respond quickly to short lead-time orders. Finally, Larscom provides post-sale service and support of its products through technical consulting, installation assistance and maintenance.

PRODUCTS

    The Company's principal products consist of broadband access solutions such as the Orion 4000 family of products and digital access solutions such as the Orion 200 and Access-T families of products. Broadband products address transmission speeds greater than 2 Mbps and digital access products address speeds less than 2 Mbps. The Company's principal product platforms feature modular software and hardware which can be adapted to changing industry standards and customer needs. The products can be upgraded in the field, for new features or standards, by downloading new software. In addition, several of the products are designed to permit ready addition of modules to provide new functions or interfaces. This provides an NSP or corporate user with the components necessary to design an entire system to interconnect multiple locations in a cost effective and manageable network.

BROADBAND PRODUCTS

    Larscom entered the broadband market in 1991 with the acquisition of T3 Technologies, Inc. Larscom's broadband product line consists of a range of products that include the Orion 4000 broadband access multiplexer, a family of inverse multiplexers and a single function T3 Digital Service Unit ("DSU").

    ORION 4000. The Orion 4000 is a highly versatile broadband access multiplexer with a unique WAN access architecture that handles both ATM and TDM traffic on a dual, redundant, 155 Mbps bus structure. Prices for the Orion 4000 start at $20,500 for a basic system equipped with a single inverse multiplexing module. The Orion 4000 accommodates data applications operating at speeds from
1.54 Mbps up to 50 Mbps, as well as network connections that range from T1 or E1 to 155 Mbps. The Orion 4000 is designed to enable different functionality to be added in a modular and cost effective fashion. It is available in both 5 slot and 12 slot shelf configurations, both of which have met the requirements of CE (European Union certification) for international markets. The Orion 4000 is distinctive in the role that it can play in hybrid networks (TDM networks with ATM applications) and in providing an economic migration path from TDM to ATM, thereby ensuring legacy equipment investment protection.

    In a TDM environment, the Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules, introduced in 1994 and 1995, respectively, provide transparent channels for applications such as LAN interconnection or video transmission. The T3mux and Tmux modules, introduced in 1995, provide greater flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit and combine T1 traffic from a digital PBX or a T1 multiplexer with inverse multiplexed data.

    ORION 4000 MODULES UNDER DEVELOPMENT. The next step in the evolution of the Orion 4000's TDM capability is the development of a clear channel T3 module, which will increase the bandwidth available for applications to 44 Mbps. This will be a single slot module that, in addition to a clear channel T3 interface, will offer four Data Terminal Equipment ("DTE") ports supporting High-Speed Data ("HSD") and High-Speed Serial Interface ("HSSI") connections and a combination of eight T1 ports and four multiplexer channels.

    The Company's CCA inverse multiplexer began volume shipments in early 1997. The first in a series of modules, it provides a 45 Mbps UNI (User to Network Interface) connection to up to eight T1 circuits. CCA allows NSPs and corporate users to pass ATM traffic between local and campus environments using inverse multiplexing of regular T1 or E1 circuits. The CCA modules provide buffering and rate adaptation to match application speeds to network facilities. The Company is also developing ATM modules (network and data interfaces) for the Orion 4000, which will be able to connect LAN data traffic to public or private ATM networks.

    OTHER BROADBAND PRODUCTS. The Mega T, introduced in 1993, is the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. Priced from $7,500 it provides affordable access to greater than T1 bandwidth for high speed applications, deriving a data channel of up to 6 Mbps from four T1 circuits. Larscom's patented inverse multiplexing algorithm, used for both the Mega-T and Orion 4000, handles alignment of the individual T1s and allows for differential delay between individual T1s. This algorithm also allows the data transmission rate to be lowered should individual T1 circuits fail and to be raised when the circuits are restored. The Mega-T shares with the Orion 4000 the unique ability to identify individual T1 circuits, thereby simplifying trouble shooting. The Mega-T is primarily used for high speed LAN internetworking, as well as frame relay network access above T1 speed and broadcast quality digital video.

    The Access T45, introduced in 1992, is a dual port, 45 Mbps DSU that provides a clear channel T3 network interface. Priced at $7,500 it is used for very high speed LAN internetworking, for Internet access and backbones and for channel extension. The Access T45 allocates bandwidth in increments of 3 Mbps, a functionality which has been used by some ISPs to control bandwidth assignment for their customers. In addition, it is capable of scrambling LAN data in a manner which ensures the successful receipt of transmitted data.

    EtherSpan, introduced in 1996, is an advanced Ethernet bridge that can handle a sustained data rate of 10 Mbps. It offers cost effective, high speed WAN connectivity for Ethernet LANs, with one 10Base-T Ethernet LAN port and a single WAN port that utilizes either HSD or HSSI standards.

DIGITAL ACCESS PRODUCTS

    Larscom entered the digital access market in 1986 with emphasis on performance monitoring of T1 lines. Larscom's pioneering efforts to deliver an advanced network diagnostic system within a Channel Service Unit ("CSU") resulted in its TNDS (T1 Network Diagnostic System) product line. The advanced performance monitoring capabilities, which were featured in the first TNDS and enhanced and complemented in subsequent CSU and CSU/DSU products, continue to be a hallmark of Larscom throughout its product lines.

    ORION 200 FAMILY. The Orion 200 family, introduced in 1994, is an advanced T1 and E1 access multiplexer that can accommodate from two to eight data ports and two network ports. Priced from $4,995 its primary application is for LAN interconnection, often coupled with digital Private Branch Exchange ("PBX") traffic, as well as video conferencing. The Orion 200 family can operate in both T1 and E1 networks, and can also perform conversion between T1 and E1 standards.

    OTHER DIGITAL ACCESS PRODUCTS. The Access-T family, introduced in 1991, is a series of T1/FT1 CSU/ DSUs. Pricing starts at $1,595 for a single port DSU. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/FT1 circuit. The Access-T 1500, a shelf based version introduced in 1992, utilizes a hub and spoke architecture that allows centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained for space. In 1996, the Access-T100S, a low cost, smaller version of a single port Access T, was introduced, allowing the Company to respond to downward price pressure in the digital access market.

    The Split-T, introduced in 1990, is a stand alone T1/FT1 CSU/DSU, with prices starting at $3,195. It has a front panel that incorporates an LCD user interface for local configuration and is primarily used for LAN interconnection and digital PBX traffic.

    In addition, Larscom offers a family of T1 CSU products, introduced in 1986, centered on the TNDS family of fully featured T1 CSUs. These products offer a T1 network interface with advanced performance monitoring and diagnostic capabilities.

CUSTOMERS

    The Company's customers principally consist of NSPs, including Internet Service Providers, Fortune 500 corporations, systems integrators, value added resellers ("VARs") and federal, state and local government agencies.

    The Company believes that its relationships with large customers, particularly the NSPs and telecommunications companies, will be critical to its future success. These customers prefer to purchase the majority of their network access solutions from a single vendor which may benefit the Company as it broadens and enhances its product line. In 1996, 1995 and 1994, NSPs represented 62%, 48% and 41%, respectively, of total revenues and the Company's top five customers accounted for 52%, 48%, and 41% of revenues in 1996, 1995 and 1994, respectively. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         1996         1995         1994
                                                                         -----        -----     -----------
MCI.................................................................         21%          18%          15%
IBM/Advantis........................................................         13%          14%         *10%

    None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

BACKLOG

    The Company's backlog at any point in time is typically limited. Accordingly, sales in any quarter are largely dependent on orders received during that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. Therefore, customer decisions to delay delivery, cancel orders or reduce purchases could have a material adverse effect on the Company's business and operating results.

MARKETING AND SALES

    The Company sells its products in the U.S. primarily through its direct sales organization, with products also being sold through OEMs, VARs and systems integrators. The Company seeks to continue the expansion of its customer base through both direct and alternate distribution channels. Developments in broadband and digital access platforms will continue to be handled by a direct sales organization experienced in systems level sales. Additionally, the Company seeks to extend its market reach to the Fortune 2000 corporations in the U.S. through the development of alternate distribution channels and supporting services, with the intent to have such channels in operation beginning in 1998. The Company markets its products internationally through non-exclusive distribution agreements with VARs and systems integrators. In international markets, the Company is seeking to develop partnerships with international NSPs and to develop its own sales and support organization, beginning in 1998, to complement existing distributor relationships.

    NSPs require that products undergo extensive lab testing and field trials prior to their deployment in the network. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for evaluation and approval. Additionally, international NSPs require products to meet country specific certification standards for safety, emissions and network connectivity. The length of the various approval processes is affected by a number of factors, including the complexity of the product involved, the priorities of the customer, budgets and regulatory issues.

CUSTOMER SERVICE AND SUPPORT

    The Company's products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The Company has service contracts with most of its major customers, and provides on site service via arrangements with a number of service partners worldwide such as Racal Datacom and Netcom Solutions in the U.S. and ND Networks in Europe. These contracts typically establish response time and level of service commitments, with penalties for non-performance. Larscom maintains a 24 hours, 7 days a week technical assistance support center, and provides on site support with contracted response times, plus a wide range of repair programs. The Company also provides technical applications assistance, as well as customer and distributor product maintenance and installation training.

    Prior to January 1997 all of the Company's products carried a two year warranty, which generally covered defects in materials and workmanship. In January 1997 the Company changed the warranty period for most of its products to three years. In the past the Company's warranty expenses have been relatively insignificant and the Company does not expect this to change as a result of the extension of the warranty period.

RESEARCH AND DEVELOPMENT

    Larscom believes that its future success depends on its ability to maintain technological leadership through timely enhancements of existing products and development of new products that meet customer needs. During 1996, 1995 and 1994, total research and development expenses were $8.1 million, $7.1 million and $6.7 million, respectively. The Company believes that a continued commitment to research and development, particularly related to broadband products and emerging technologies in response to customer demands will be required to remain competitive. Accordingly, the Company is increasing its engineering staff and anticipates that its research and development expenses will increase in future periods.

    The Company's research and development programs are focused on its modular platforms (the Orion 4000 family, the Orion 200 family and the Access-T family), which allow new technologies to be incorporated and new services supported through incremental modules. In the short term, the Company will develop new modules for the Orion 4000 that integrate ATM with inverse multiplexing. In the future, the Company intends to extend the international capabilities of its products and to address additional broadband technology such as Synchronous Optical Network ("SONET") and Synchronous Digital Hierarchy ("SDH").

    The Orion 200 and Orion 4000 product families were designed specifically to meet the demands of its major customers. These relationships provide the Company with advanced insight into the evolving needs of customers and allow the Company to anticipate new technology requirements. Enhancements to these product families are being developed by including major customers in the product definition and review process. Timely customer feedback is important to the Company in making modifications to existing products and designing new products.

    The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. For the network access market, expertise is required in the general areas of telephony, data networking, network management, as well as specific technologies such as ISDN, ATM and SONET. Further, the telecommunications industry is characterized by the need to design products which meet industry standards for safety, immunity, emissions and network connection. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by NSPs. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manages transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market. The Company's business and operating results could be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements.

MANUFACTURING AND QUALITY ASSURANCE

    The Company's manufacturing operations consist of materials procurement, third party assembly of final product based on printed circuit boards, product testing and inspection and system configuration for shipment. The Company has maintained a long term relationship with its third party printed circuit board assembler, Top Line Electronics Corporation, which has allowed the Company to implement total quality control in the entire manufacturing process, including statistically monitored process control programs. The Company utilizes traditional procurement methods with its suppliers, using standard purchase orders for all scheduling and commitments. No contract relationships exist. Most purchase order payment terms are standard with payment due in 30 days, with some orders negotiated to net 45 days payment. The Company uses automated functional product testing to remain flexible to customers' needs while maintaining control of the quality of the manufacturing process. During 1996, the Company has increased its emphasis on aggressively monitoring software quality in its products by implementing automated system test programs that verify product performance concurrent with product development and prior to product release.

    On time delivery of the Company's products is dependent upon the availability of quality components used in its products. The Company purchases parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement sourcing program. The Company attempts to manage risks through developing alternate sources and by maintaining quality relationships with its suppliers. To date, the Company has been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. The Company does acquire certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into the Company's products. Sole sourced components come from suppliers such as Waferscale, Vicor and PMC Sierra. A substantial portion of the Company's shipments in any fiscal period relates to orders for certain products received in that period. To meet this demand, the Company maintains a supply of finished goods inventories at its manufacturing facility, including safety stocks of critical components. In addition, a significant percentage of the Company's orders are shipped within three business days. However, there can be no assurance that interrupted or delayed supplies of key components will not occur which could have a material adverse effect on the Company's business and operating results.

    The Company maintains a comprehensive quality control program. However, complex products such as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and its customers, there can be no assurance that existing or future products based upon the Orion 4000 architecture or other technologies will not contain undetected errors or failures when first introduced or as new versions are released. While the Company believes that its reserves for estimated future warranty costs are adequate there are inherent risks associated with these estimates particularly for those estimates related to products which have been recently introduced such as the Orion 4000. Warranty claims in excess of those expected by the Company could have a material adverse effect on the Company's business and operating results.

COMPETITION

    The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future. In the broadband market, the Company competes primarily with Digital Link, ADC Kentrox, RAD Data Communications and 3Com's Broadband Division (previously OnStream Networks). In the digital access market, the Company competes against traditional CSU/DSU vendors, such as ADC Kentrox, Verilink and Digital Link, and relatively newer entrants to the market such as ADTRAN and TxPort. The Company competes to a lesser extent with other telecommunications equipment companies. The Company believes that its ability to compete successfully depends upon a number of factors, including timely development of new products and features, product quality and performance, price, announcements by competitors, experienced sales, marketing and service organizations and evolving industry standards. The Company believes that it generally competes favorably in these areas. However, certain competitors have more broadly developed distribution channels and are further along in certain emerging technologies, such as ATM and SONET. In addition, the Company's digital access products could be adversely affected by the integration of WAN functionality into switches and routers, by the entry of LAN equipment vendors into the Company's markets, or by the requirement for alternate methods of performance monitoring for services such as frame relay. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

    The key competitive factors in the Company's market include timely development of new products and features, product quality and performance, price, experienced sales, marketing and service organizations and evolving industry standards.

    In the broadband market, the Company believes that it competes favorably due to the wide functionality of its products and its superior customer service and support. In particular, the Orion 4000 platform has a unique WAN access architecture that accommodates both ATM and TDM technology, providing flexibility for hybrid networks. Also, the Orion 4000, in conjunction with the Mega-T and Access T45, provides cost effective and competitively distinctive hub and spoke concentration. However, sales of the Company's broadband products could be adversely affected by a significant increase in availability of public ATM services since some competitors could be better positioned at this time to support public ATM service. Some of the Company's competitors have developed partnerships with third parties for joint marketing or development efforts that could place the Company at a relative disadvantage.

    In the digital access market, the Company believes that it competes favorably due to its commitment to reliability, service and support. Since price is increasingly important, the Company will provide competitively priced products such as the recently announced Access-T100S. However, some of the Company's competitors are more advanced in developing indirect sales channels and this may be a disadvantage to the Company's sales of digital access products. The Company's digital access products could also be materially adversely affected by the integration of CSU/DSU functionality into switches and routers, by the entry of LAN equipment vendors into the Company's markets, or by the requirement for alternative methods of performance monitoring for services such as frame relay. There is also a risk to the digital access market generally from new technologies that could displace some parts of the T1/E1 CSU/ DSU product line. For example, Asymmetric Digital Subscriber Line ("ADSL") and High-Speed Digital Subscriber Line ("HDSL") are subscriber loop technologies that can enable service providers to deploy T1/FT1 services. These new technologies may ultimately enlarge the total addressable market for digital access products and services.

PROPRIETARY RIGHTS

    The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by competitors of the Company which could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe on the proprietary rights of such third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities, resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against the Company and the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business and operating results. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the U.S. and thus make the possibility of misappropriation of the Company's technology and products more likely.

EMPLOYEES

    As of December 31, 1996, the Company had 242 full time employees of whom 71 were primarily engaged in research and development, 55 in manufacturing and quality control, 62 in marketing and sales, 23 in customer service and 31 in administration and finance. The Company also employed a total of 9 temporary and contract personnel. None of the Company's employees is represented by a collective bargaining unit nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

MANAGEMENT

    The executive officers and directors of the Company are as follows:

NAME                                AGE      POSITION
------------------------------      ---      -------------------------------------------------------
Deborah M. Soon                         44   President, Chief Executive Officer and Director
Bruce D. Horn                           45   Vice President, Finance and Chief Financial Officer
Jeffrey W. Reedy                        38   Vice President, Engineering
Paul A. Strudwick                       44   Vice President, Marketing
George M. Donohoe                       59   Vice President, Sales
William H. Cory                         43   Vice President, Operations
Paul E. Graf                            52   Chairman of the Board (2)
Donald G. Heitt                         61   Director (2)
Kevin N. Kalkhoven                      51   Director (1)
Harvey L. Poppel                        58   Director (1)(2)
Joseph F. Smorada                       49   Director (1)

------------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

    Deborah M. Soon has served as President and Chief Executive Officer of the Company since July 1994. Previously, she served as Vice President of Marketing and Sales from June 1993 to June 1994, as Vice President of Marketing from from January 1991 to May 1993, and as Director of Marketing from May 1990 to December 1990. Prior to joining the Company, Ms. Soon held management positions in engineering, marketing and sales with AT&T, Prime Computers, BBN Communications Corporation and Data Architects Systems Inc. Ms. Soon earned a B.A. in Mathematics from the University of California, San Diego and an M.B.A. from the Harvard Graduate School of Business. She has also completed special undergraduate studies at Cambridge University in England.

    Bruce D. Horn has served as Vice President of Finance and Chief Financial Officer of the Company since January 1993. Previously, he served as Director of Finance and Chief Financial Officer from March 1991 to December 1992. Prior to joining the Company, Mr. Horn was Director of Finance at Insystems, Inc. and Corporate Controller at Anicon, Inc. Mr. Horn earned an M.B.A. in Finance from California State University, Hayward and a B.A. in Accounting from the University of Northern Iowa.

    Jeffrey W. Reedy has served as Vice President of Engineering of the Company since August 1994. Previously, he served as Vice President/Division Manager from January 1993 to August 1994, and Director of Engineering from November 1991 to January 1993. Prior to November 1991, Mr. Reedy was the Co-founder and Vice President of Engineering at T3 Technologies, Inc. (which was acquired by the Company in 1991). Mr. Reedy earned a B.S.E. in Electrical Engineering and Computer Science from Duke University and an M.S.E.E. from Stanford University.

    Paul A. Strudwick has served as Vice President of Marketing of the Company since August 1994. Previously, he served as Director of Product Management from March 1992 to August 1994. Prior to joining the Company, he was Product Management/Marketing Consultant for PolyCom, Inc. from October 1991 to February 1992. Prior to October 1991, he was Director of Product Line Management with Northern Telecom, Inc. and held a number of positions with Bell Northern Research in Canada. Mr. Strudwick earned a B.Sc. from the University of Sussex in England.

    George M. Donohoe has served as Vice President of Sales of the Company since August 1994. Previously, he served as Director of Telco Sales from April 1994 to August 1994 and Western Region Sales Manager from November 1993 to March 1994. Prior to joining the Company, Mr. Donohoe was Director of LAN Product Sales at Teleglobe from February 1993 to October 1993, and Vice President of Sales at Halley Systems from December 1989 to January 1993. Other professional affiliations include Luxcom, Infinet, Honeywell Information Systems and IBM. Mr. Donohoe earned a B.S. in Industrial Engineering and Management Sciences from the University of South Dakota.

    William H. Cory has served as Vice President of Operations of the Company since February 1990. Prior to joining the Company, Mr. Cory was Director of Quality Assurance for Verilink, Vice President for Wyken Technology, Director of Quality Assurance for Compression Labs, Inc. and Manager of Quality Assurance for Drivetec Inc. Mr. Cory earned a B.S. in Industrial Engineering and Management Science from Northwestern University.

    Donald G. Heitt has been the Chairman of the Board of Voysys Corporation since December 1995. From April 1990 to January 1996, Mr. Heitt was the President and Chief Executive Officer of Voysys Corporation. Prior to 1990, Mr. Heitt served as Senior Vice President of Telebit Corporation, Vice President of Sales and Marketing and President of the computer division of General Automation, Inc., and Vice President of Honeywell Information Systems, Inc. Mr. Heitt earned a B.B.A. from the University of Iowa.

    Kevin N. Kalkhoven has been the President and Chief Executive Officer of Uniphase since 1992. Mr. Kalkhoven joined Uniphase in January 1992 and has been a member of its board of directors since February 1992. Prior to joining Uniphase, Mr. Kalkhoven held executive positions at a variety of software companies. He served as President and Chief Executive Officer of Demax Software and as President and Chief Executive Officer of AIDA Corporation. Previously, he was Vice President of Marketing for the European division of Comshare Corporation and Group Vice President for its U.S. subsidiary.

    Paul E. Graf has served as Chairman of the Board of Directors of the Company since June 1990. Mr. Graf has served as President and Chief Executive Officer for Axel Johnson since 1989. Prior to joining Axel Johnson, Mr. Graf held various senior executive positions with Schroders, a venture capital company, Conrac Corporation and Texas Instruments. Mr. Graf earned a B.S. in Electrical Engineering from Rensselear Polytechnic Institute and an M.B.A. from Boston University.

    Harvey L. Poppel has served as Managing Director at Broadview Associates L.L.C. since January 1985, and President of Poptech, Inc. since 1984. Previously, he was Senior Vice President, Board Member and Managing Officer of the Information Industry Practice at Booz, Allen & Hamilton and managed communications software development at both Western Union and Westinghouse Electric. Mr. Poppel holds an M.S. and a B.S. from Rensselear Polytechnic Institute.

    Joseph F. Smorada has served as a Director of the Company since June 1992. Mr. Smorada has served as Senior Vice President and Chief Financial Officer of Axel Johnson since April 1992. Prior to joining Axel Johnson, Mr. Smorada was Senior Vice President and Chief Financial Officer for Lone Star Industries from September 1988 to April 1992. Prior to 1988, Mr. Smorada also held senior executive positions with Conrac Corporation and Continental Group, Inc. Mr. Smorada earned a B.A. in Economics from California University of Pennsylvania.

ITEM 2.  PROPERTIES

    The Company leases approximately 50,000 square feet in Santa Clara, California and 16,000 square feet in Research Triangle Park, North Carolina. All manufacturing, sales and marketing and some research and development is performed at the Company's Santa Clara facility. The Research Triangle Park facility is primarily used for research and development. The Company has a 33.3% ownership interest in the Santa Clara facility. The lease for the Santa Clara facility expires in January 1998 and the lease for the Research Triangle Park facility expires in June 2001. The Company has an option to extend the Research Triangle Park lease for an additional three years. In March 1997 the Company signed a lease for an additional 119,000 square feet near its current facility. The Company intends to sublease a portion of the additional space as it will not be necessary in the immediate future.

ITEM 3.  LEGAL PROCEEDINGS

    America Online, Inc. ("AOL") has opposed Larscom's application for federal trademark registration of its logo, alleging that Larscom's design mark is similar to an AOL mark and that Larscom is attempting to register its mark for goods and services related to certain AOL goods and services. The Company does not believe the resolution of this opposition will have a material adverse effect on the Company's business and operating results. The Company is not involved in any other proceeding the outcome of which could have a material adverse effect on its business and operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company subsequent to the Company's initial public offering.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company made its initial public offering of Class A Common Stock on December 18, 1996, at $12.00 per share, and the Class A Common Stock of the Company began trading in the over-the-counter market on the Nasdaq National Market on December 19, 1996, under the symbol "LARS." The following table sets forth the high and low closing prices for the Company's Class A Common Stock as reported on the Nasdaq National Market from December 19, 1996 through December 31, 1996. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                    HIGH         LOW
                                                                                    -----     ----------
Period from December 19 to December 31, 1996...................................   $      12   $      111/8

    As of February 28, 1997, there were 18 holders of record of the Company's Class A Common Stock and 1 holder of record of the Company's Class B Common Stock.

    In August 1996, the Company declared a dividend of $25,000,000, as evidenced by a note payable to Axel Johnson, bearing interest at a rate of 7.5% per annum. The principal was paid out of the proceeds of the Company's initial public offering on December 24, 1996. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................................  $  66,444  $  48,663  $  36,550  $  39,035  $  33,502
Cost of revenues...........................................     29,949     21,147     15,037     14,989     13,654
                                                             ---------  ---------  ---------  ---------  ---------
    Gross profit...........................................     36,495     27,516     21,513     24,046     19,848
                                                             ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................................      8,123      7,143      6,703      6,269      5,458
  Selling, general and administrative......................     19,408     15,762     13,385     13,629     11,752
                                                             ---------  ---------  ---------  ---------  ---------
    Total operating expenses...............................     27,531     22,905     20,088     19,898     17,210
                                                             ---------  ---------  ---------  ---------  ---------
Operating income...........................................      8,964      4,611      1,425      4,148      2,638
Non-operating income (expense), net........................       (597)         3          9     --              2
                                                             ---------  ---------  ---------  ---------  ---------
Income before income taxes.................................      8,367      4,614      1,434      4,148      2,640
Provision for income taxes.................................      3,437      2,085        773      1,853      1,260
                                                             ---------  ---------  ---------  ---------  ---------
Net income.................................................  $   4,930  $   2,529  $     661  $   2,295  $   1,380
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Supplemental net income per share(1).......................  $    0.37  $    0.18  $  --      $  --      $  --
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Shares used to compute supplemental net income per
  share(1).................................................     14,317     14,193     --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Cash dividends per share...................................  $    2.10  $  --      $  --      $  --      $  --
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Shares used to compute cash dividends per share............     11,900     --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------


                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital............................................  $  55,944  $   8,605  $   7,520  $   7,620  $   6,426
Total assets...............................................     73,043     25,739     21,772     19,526     18,670
Total stockholders' equity.................................     61,445     18,236     15,707     15,046     12,757

------------------------

(1) See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of net income and of shares used to compute supplemental net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Over the past several years, Larscom has transitioned its business from supplying single purpose T1 and FT1 wide area network customer premises equipment ("CPE") to Fortune 500 corporations, to providing high speed network access platform solutions predominantly to NSPs. From 1986 through 1991, Larscom engaged primarily in the development, marketing and support of T1 CSU/DSUs and T1 diagnostic equipment. In October 1991, the Company acquired T3 Technologies Inc. ("T3T"), a broadband products company. The first broadband products developed by Larscom after the acquisition of T3T were the Access T45, one of the first T3 DSUs, and the Mega T, the first multiple T1 inverse multiplexer. Since then, the Company has invested significant resources in developing a suite of broadband capabilities for the Orion 4000 platform. Sales related to the Company's broadband products--Access T45, EtherSpan, Mega-T and Orion 4000 represented 31% and 12% of total revenues in 1996 and 1995, respectively.

    A small number of customers, consisting of NSPs and resellers, have accounted for a majority of the Company's revenues in each of the past several years. Sales to the Company's top five customers accounted for 52%, 48%, and 41% of revenues in 1996, 1995 and 1994, respectively. Sales to NSPs represented 62%, 48% and 41% in 1996, 1995 and 1994, respectively.

    Sales to NSPs and resellers are often difficult to forecast due to the relatively long sales cycle and acceleration or delays in the timing of specific equipment deployment projects for which the NSP or reseller is acquiring equipment. The Company has experienced fluctuations in both annual and quarterly revenues due to the timing of receipt of customer orders as well as decisions from time to time by major customers to cease marketing, purchasing and reselling the Company's products. Since the Company continues to have significant sales to a small number of customers, similar sales fluctuations may occur in the future. In 1995, the Company experienced a shift in the purchasing behavior of its customers which resulted in higher second and third quarter sales relative to fourth quarter sales. These purchasing patterns and resulting cyclicality could continue in the future.

    Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's ability to predict revenues is limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected.

    The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, however, expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the adverse impact of the revenue shortfall on the Company's operating results may be greater due to the Company's inability to adjust spending in the short term to compensate for the shortfall. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

    The Company sells its products primarily through a direct sales force and to a lesser extent through a variety of resellers, including OEMs, VARs, systems integrators and distributors. Sales outside the U.S. have not been significant to date.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statement of operations for the periods indicated:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1996         1995         1994
                                                                     -----------  -----------  -----------
Revenues...........................................................        100%         100%         100%
Cost of revenues...................................................         45           43           41
                                                                           ---          ---          ---
    Gross profit...................................................         55           57           59
                                                                           ---          ---          ---
Operating expenses:
  Research and development.........................................         12           15           18
  Selling, general and administrative..............................         29           33           37
                                                                           ---          ---          ---
    Total operating expenses.......................................         41           48           55
                                                                           ---          ---          ---
Operating income...................................................         14            9            4
Nonoperating income (expense), net.................................         (1)       --           --
                                                                           ---          ---          ---
Income before income taxes.........................................         13            9            4
Provision for income taxes.........................................          6            4            2
                                                                           ---          ---          ---
Net income.........................................................          7%           5%           2%
                                                                           ---          ---          ---
                                                                           ---          ---          ---

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUES. Revenues increased 37% to $66,444,000 in 1996 from $48,663,000 in 1995. The growth in revenues reflected increased sales across the Company's product lines, particularly sales of broadband products such as the Access T45 and Orion 4000 to NSPs.

    GROSS PROFIT. As a percentage of revenues, gross profit declined to 55% in 1996 from 57% in 1995. This decrease was primarily the result of lower average unit selling prices of digital access products, partially offset by increased sales of higher margin broadband products. The Company is continuing to seek to increase broadband product sales and to reduce costs of its broadband products as well as its digital access products. There can be no assurance that such efforts will be sufficient to offset the expected continued decline in the average selling prices of digital access products.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 14% to $8,123,000 in 1996 from $7,143,000 in 1995. As a percentage of revenues, research and development expenses declined to 12% in 1996 from 15% in 1995 due to increased revenues which was offset by an increase in research and development expenses. The increase in research and development expenses in 1996 was due primarily to a 45% increase in headcount during 1996, as well as increased costs associated with product safety and country specific product certification. The Company believes that a continued commitment to research and development, particularly related to broadband products and emerging technologies in response to customer demands, will be required to remain competitive. Accordingly, the Company is increasing its engineering staff and anticipates that its research and development expenses will increase in future periods in absolute dollars.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 23% to $19,408,000 in 1996 from $15,762,000 in 1995. As a percentage of revenues, selling, general and administrative expenses declined to 29% in 1996 from 33% in 1995. The increase in absolute dollars was due to additional personnel costs associated with expansion of the Company's sales and marketing resources, as well as higher selling expenses associated with higher revenues. Selling, general and administrative expenses included the amortization of goodwill of approximately $356,000 and $988,000 during 1996 and 1995, respectively, related to the acquisition of Larscom by Axel Johnson in 1987 and the acquisition of

T3T by Larscom in 1991. Goodwill relating to these acquisitions has been fully amortized as of December 31, 1996. Selling, general and administrative expenses also include a charge from Axel Johnson for legal, accounting, tax, treasury and administrative services. For 1996 and 1995, these charges were approximately $527,000 and $549,000, respectively. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations, the development of its distribution channels (particularly outside the United States) as well as the legal, accounting, human resources and administrative expenses associated with being a public company.

    NON-OPERATING INCOME (EXPENSE), NET. Net non-operating expense during 1996 of $597,000 primarily represents interest charged on the $25,000,000 note payable to Axel Johnson, which was paid with the proceeds of the initial public offering.

    PROVISION FOR INCOME TAXES. The effective tax rates of 41% and 45% for 1996 and 1995, respectively, differed from the federal statutory rates as a result of non deductible goodwill amortization and state taxes, offset in part by research and development tax credits in 1995. The effective tax rate decreased in 1996 as the non-deductible items constituted a relatively lower percentage of pre-tax income during that period.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    REVENUES. Revenues increased 33% to $48,663,000 in 1995 from $36,550,000 in 1994. This growth was primarily due to an increase in digital access product unit sales. Broadband product unit sales increased to a lesser extent.

    GROSS PROFIT. As a percentage of revenues, gross profit declined to 57% in 1995 from 59% in 1994. This decrease was due primarily to price pressures in the digital access market, partially offset by the increase in sales of higher gross profit broadband products.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $7,143,000 in 1995 from $6,703,000 in 1994. The increase was primarily due to higher costs associated with continued development in 1995 of the broadband product line and related technologies. As a percentage of revenues, research and development expenses decreased to 15% in 1995 from 18% in 1994 due to increased revenues.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 18% to $15,762,000 in 1995 from $13,385,000 in 1994. As a percentage of revenues, selling, general and administrative expenses declined to 33% in 1995 from 37% in 1994. The increase in absolute dollars was due to the additional personnel and increased incentive compensation costs required to generate additional sales and support an increased sales force. Selling, general and administrative expenses during both 1995 and 1994 also included the amortization of goodwill, related to the acquisition of Larscom by Axel Johnson in 1987 and the acquisition of T3T by Larscom in 1991, of $988,000. Selling, general and administrative expenses also included charges by Axel Johnson of $549,000 and $526,000 in 1995 and 1994, respectively.

    PROVISION FOR INCOME TAXES. The effective tax rates of 45% in 1995 and 54% in 1994 differed from the federal statutory rates as a result of non-deductible goodwill amortization and state taxes, offset in part by research and development tax credits. The effective tax rate decreased in 1995 as the non-deductible items constituted a relatively lower percentage of pre-tax income during that period.

LIQUIDITY AND CAPITAL RESOURCES

    Since its acquisition by Axel Johnson in 1987 and until its initial public offering in December 1996, the Company met its operating and capital requirements primarily from cash flow from operations and advances from Axel Johnson.

    The Company's operating activities generated $4,710,000 in cash in 1996, primarily as a result of net income and increases in accrued expenses and other liabilities which were offset by increases in accounts receivable and inventories. Operating activities generated $4,034,000 in cash in 1995, primarily as a result of net income and an increase in accrued expenses and accounts payable partially offset by increases in accounts receivable and inventories.

    On December 18, 1996, the Company sold 5,800,000 shares of Class A Common Stock at a price per share of $12 in its initial public offering. During 1996, net proceeds of the offering were $63,279,000 after issuance costs of $1,449,000 and the underwriting discount. In January 1997, the underwriters exercised their option to sell an additional 350,000 shares and the Company received net proceeds of $3,906,000.

    In December 1996, the Company entered into a credit agreement with Axel Johnson ("the Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. The events of default under the Credit Agreement include any failure to pay punctually any principal or interest due under the Credit Agreement, any act of insolvency of Larscom and any sale by Larscom of all or substantially all of its assets. Upon an event of default any borrowings under the line of credit shall become payable in full. In addition to such Credit Agreement, the Company and Axel Johnson entered into an administrative services agreement and a tax sharing agreement for the purposes of defining the on-going relationship between them. See Footnote 1 and 3 of the Notes to the Consolidated Financial Statements for more details.

    Capital expenditures in 1996 of $3,131,000, were principally for the purchase of computers, software and test equipment. The Company expects capital expenditures during 1997 to be approximately $4,000,000.

    On March 20, 1997, the Company entered into an operating lease under which the Company agreed to pay approximately $155,000 per month for 119,000 square feet of space located close to the Company's current facilities in Santa Clara, California. The lease commences in August 1997 and lasts for seven years. The Company has an option to extend the lease for a period of five years subject to certain conditions. These facilities are intended to replace the Company's current facilities.

    The Company believes that working capital together with the Company's line of credit and funds generated from operations, will provide adequate liquidity to meet the Company's operating and capital requirements at least through 1997. However, there can be no assurance that future events, such as the potential use of cash to fund acquisitions, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

    The effects of inflation on the Company's revenues and operating income have not been material.

                              CERTAIN RISK FACTORS

    CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly the NSPs and telecommunications companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. In 1996, 1995 and 1994, NSPs represented 62%, 48% and 41%, respectively, of total revenues and the Company's top five customers accounted for 52%, 48%, and 41% of revenues in 1996, 1995 and 1994, respectively. None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

    DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER
DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the broadband area. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

    RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost effective basis. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If the Company were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, the Company's business and operating results could be materially adversely affected.

    NO RECENT INDEPENDENT OPERATING HISTORY. The Company has been a wholly owned subsidiary of Axel Johnson since 1987 until the date of the Company's IPO and, accordingly, has had no recent independent operating history. The Company will be required to further develop financial, management, administrative and other resources previously provided by Axel Johnson which are necessary to operate successfully as an independent public company. Although the Company and Axel Johnson have entered into several agreements that are intended to ease the Company's transition to an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. Although the Company will have access, subject to certain conditions, to a $15.0 million credit facility provided by Axel Johnson, there can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT
BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. In 1995, the Company experienced a shift in the purchasing behavior of its customers which resulted in higher second and third quarter sales relative to fourth quarter sales. These purchasing patterns and resulting cyclicality could continue in the future. Moreover, the Company's sales historically have been concentrated in a small number of customers. Therefore, sales for a given quarter may depend to a significant degree upon product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. For example, since 1994 sales to MCI, IBM/Advantis, AT&T and other current customers have occasionally varied by $1.0 million or more from quarter to quarter. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's ability to predict revenues is limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

    The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components and manufacturing costs. For example, a price reduction of a particular product in response to competitive pressure which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and could have a material adverse effect on the Company's business and operating results. The Company's anticipated increase in overall spending in future periods in order to pursue new market opportunities may also affect operating margins. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, however, expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the adverse impact of the revenue shortfall on the Company's operating results may be greater due to the Company's inability to adjust spending in the short term to compensate for the shortfall.

    Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, sales promotion activities by the Company, the Company's ability to expand its sales and marketing organization effectively, the Company's ability to attract and retain key technical and managerial employees and general economic conditions. Due to all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event this results in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Class A Common Stock could be materially adversely affected.

    CONTROL BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment, to preserve the initial voting ratio. As a result, Axel Johnson has sufficient voting power to control the direction and policies of the Company, including mergers, consolidations, the sale of all or substantially all of the assets of the Company and the election of the Board of Directors of the Company, and to prevent or cause a change in control of the Company. In addition, the authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock (the "Preferred Stock"). The Board of Directors is authorized to provide for the issuance of Preferred Stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may issue a series of Preferred Stock in the future that will have preference over both classes of the Company's Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding up or which could otherwise adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company. Such control may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

    RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has had little experience in international markets. The conduct of business outside the U.S. is subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, in order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

    MANAGEMENT OF EXPANDING OPERATIONS. The growth in the Company's business has placed a significant strain on the Company's personnel, management and other resources, and is expected to continue to do so. In order to manage any future expansion effectively, the Company must attract, train, motivate and manage new employees successfully, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems, particularly as the Company transitions from services provided to date by Axel Johnson. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. Moreover, the Company expects to increase significantly the size of its domestic and international sales support staff and expand the scope of its sales and marketing activities. The Company's failure to manage any expansion effectively, including the above factors, could have a material adverse effect on the Company's business and operating results.

    COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for new services such as ATM evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which in turn could have a material adverse effect on the Company's business and operating results.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An important element of the Company's strategy is to review acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company has no current agreements or negotiations underway with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased research and development in process) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

    LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. The Company relies upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in its products and technologies. Although the Company has been issued only one U.S. patent to date, it believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than patents. Much of the Company's proprietary information and technology is not patented and may not be patentable. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company has entered into confidentiality and invention assignment agreements with all of its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business and operating results could be materially adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Larscom Incorporated

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

San Jose, California
January 17, 1997, except for Note 9
which is as of March 24, 1997.

                              LARSCOM INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $  46,403  $      30
  Accounts receivable, net..................................................................      9,478      6,424
  Inventories...............................................................................      8,654      7,250
  Deferred income taxes.....................................................................      2,026      1,415
  Prepaid expenses and other current assets.................................................        722        412
                                                                                              ---------  ---------
    Total current assets....................................................................     67,283     15,531
Property and equipment, net.................................................................      5,530      4,358
Due from Axel Johnson.......................................................................     --          5,186
Intangible assets, net......................................................................         92        526
Other assets................................................................................        138        138
                                                                                              ---------  ---------
    Total assets............................................................................  $  73,043  $  25,739
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................................  $   2,569  $   2,416
  Accrued expenses and other current liabilities............................................      7,441      4,510
  Due to Axel Johnson.......................................................................      1,329     --
                                                                                              ---------  ---------
    Total current liabilities...............................................................     11,339      6,926
                                                                                              ---------  ---------
Deferred income taxes.......................................................................        259        577
                                                                                              ---------  ---------
Commitments and contingencies (Notes 7, 8 and 9)............................................
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000 shares authorized; no shares issued or
    outstanding.............................................................................     --         --
  Class A Common Stock, $0.01 par value; 100,000 shares authorized; 7,000 and 0 shares
    issued and outstanding, respectively....................................................         70     --
  Class B Common Stock, $0.01 par value; 11,900 shares authorized; 10,700 and 11,900 issued
    and outstanding, respectively...........................................................        107        119
  Additional paid-in capital................................................................     76,392     13,171
  Retained earnings (accumulated deficit)...................................................    (15,124)     4,946
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................     61,445     18,236
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $  73,043  $  25,739
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Revenues.........................................................................  $  66,444  $  48,663  $  36,550
Cost of revenues.................................................................     29,949     21,147     15,037
                                                                                   ---------  ---------  ---------
    Gross profit.................................................................     36,495     27,516     21,513
                                                                                   ---------  ---------  ---------
Operating expenses:
  Research and development.......................................................      8,123      7,143      6,703
  Selling, general and administrative............................................     19,408     15,762     13,385
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................     27,531     22,905     20,088
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      8,964      4,611      1,425
Interest expense charged by Axel Johnson.........................................       (630)    --         --
Interest income..................................................................         33          3          9
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................      8,367      4,614      1,434
Provision for income taxes.......................................................      3,437      2,085        773
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   4,930  $   2,529  $     661
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Supplemental net income per share(1).............................................  $    0.37  $    0.18
Shares used to compute supplemental net income per share(1)......................     14,317     14,193

------------------------

(1) See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of net income and of shares used to compute supplemental net income per share.

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net income......................................................................  $   4,930  $   2,529  $     661
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..................................................................      1,959      1,535      1,516
    Amortization..................................................................        434      1,109      1,109
    Deferred income taxes.........................................................       (929)      (132)      (126)
    Changes in assets and liabilities:
      Accounts receivable.........................................................     (3,054)    (1,449)       386
      Inventories.................................................................     (1,404)    (1,063)    (1,078)
      Prepaid expenses and other current assets...................................       (310)        77         82
      Accounts payable............................................................        153        233        983
      Accrued expenses and other current liabilities..............................      2,931      1,195       (594)
                                                                                    ---------  ---------  ---------
Net cash provided by operating activities.........................................      4,710      4,034      2,939
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment..............................................     (3,131)    (2,087)    (1,407)
                                                                                    ---------  ---------  ---------
Net cash used by investing activities.............................................     (3,131)    (2,087)    (1,407)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from Common Stock offering.........................................     63,279     --         --
  Payment of dividend to Axel Johnson.............................................    (25,000)    --         --
  Advances from (repayments to) Axel Johnson......................................      6,515     (2,011)    (1,721)
                                                                                    ---------  ---------  ---------
Net cash provided (used) by financing activities..................................     44,794     (2,011)    (1,721)
                                                                                    ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents..................................     46,373        (64)      (189)
Cash and cash equivalents at beginning of period..................................         30         94        283
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of period........................................  $  46,403  $      30  $      94
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.....................................................................  $     630  $  --      $  --
                                                                                    ---------  ---------  ---------
Income taxes paid.................................................................  $   4,366  $   2,217  $     899
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        CLASS A                  CLASS B                         RETAINED
                                                      COMMON STOCK             COMMON STOCK       ADDITIONAL    EARNINGS/
                                                ------------------------  ----------------------    PAID-IN    (ACCUMULATED
                                                  SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT)
                                                -----------  -----------  ---------  -----------  -----------  ------------
Balance at December 31, 1993..................      --        $  --          11,900   $     119    $  13,171    $    1,756
Net income....................................      --           --          --          --           --               661
                                                     -----        -----   ---------       -----   -----------  ------------
Balance at December 31, 1994..................      --           --          11,900         119       13,171         2,417
Net income....................................      --           --          --          --           --             2,529
                                                     -----        -----   ---------       -----   -----------  ------------
Balance at December 31, 1995..................      --           --          11,900         119       13,171         4,946
Conversion of Class B Common Stock to Class A
  Common Stock................................       1,200           12      (1,200)        (12)      --            --
Sale of Class A Common Stock, net.............       5,800           58      --          --           63,221        --
Dividend paid.................................                                                                     (25,000)
Net income....................................      --           --          --          --           --             4,930
                                                     -----        -----   ---------       -----   -----------  ------------
Balance at December 31, 1996..................       7,000    $      70      10,700   $     107    $  76,392    $  (15,124)
                                                     -----        -----   ---------       -----   -----------  ------------
                                                     -----        -----   ---------       -----   -----------  ------------


                                                    TOTAL
                                                STOCKHOLDERS'
                                                   EQUITY
                                                -------------
Balance at December 31, 1993..................   $    15,046
Net income....................................           661
                                                -------------
Balance at December 31, 1994..................        15,707
Net income....................................         2,529
                                                -------------
Balance at December 31, 1995..................        18,236
Conversion of Class B Common Stock to Class A
  Common Stock................................       --
Sale of Class A Common Stock, net.............        63,279
Dividend paid.................................       (25,000)
Net income....................................         4,930
                                                -------------
Balance at December 31, 1996..................   $    61,445
                                                -------------
                                                -------------

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES:

    Larscom Incorporated (the "Company") , a majority owned subsidiary of Axel Johnson, develops, manufactures and markets a broad range of high speed, global internetworking solutions for network service providers and corporate users. The Company operates in one industry segment.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a less than 50% owned entity is accounted for using the equity method.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's accounts receivable is derived from sales to customers primarily in the United States. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses, and to date has not experienced any material losses. At December 31, 1996 and 1995, receivables from two customers represented 18% and 11%, and 23% and 12%, respectively, of gross accounts receivable.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those investments and the financial stability of the issuers.

    The Company participates in Axel Johnson's centralized cash management system. In general, the cash funding requirements of the Company have been met by, and substantially all cash generated by the Company has been transferred to, Axel Johnson. Average daily net balances owed to Axel Johnson will incur interest at the same rate as set forth in the Credit Agreement (See Note 3 for details). Average daily net balances due from Axel Johnson will earn interest at the average rate earned by Axel Johnson on its investments.

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in first-out method, or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight line method over the shorter of the estimated useful lives or the lease term of the respective assets.

                              LARSCOM INCORPORATED

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES: (CONTINUED)
INTANGIBLE ASSETS

    Purchased identifiable intangible assets are amortized using the straight line method over their estimated useful lives of five to ten years. Goodwill, representing the excess of purchase price over the fair value of net assets acquired has been amortized over periods ranging from five to eight years on a straight line basis. At each balance sheet date, a review is performed by management to ascertain whether intangibles have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.

LONG-LIVED ASSETS

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of this statement had no effect on the Company's financial position or results of operations.

WARRANTY

    The Company provides a two year warranty for its products. Effective January 1, 1997, certain of the Company's products were sold with warranty periods of three years. A provision for the estimated cost of warranty, which includes material, labor and overhead, is recorded at the time revenue is recognized. While the Company believes that its reserves for estimated future warranty costs are adequate there are inherent risks associated with these estimates particularly for those estimates related to products which have been recently introduced.

PENSIONS

    Axel Johnson has a noncontributory funded defined benefit pension plan and an unfunded retirement restoration plan covering substantially all the Company's employees. In general the cost of these plans has been allocated to the Company based on the compensation of the Company's employees. Amounts so allocated are not necessarily indicative of the pension cost that would have been incurred if the Company maintained its own benefit plans. See Note 6 for details.

    Pension cost allocated to the Company is recorded in the "Due from/(to) Axel Johnson" balance. The Company's exposure to retirement benefits is limited to the cost so allocated.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment of the product. The Company, in general, does not grant a right of return to its customers.

    The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                                                          YEARS ENDED
                                                                                         DECEMBER 31,
                                                                                -------------------------------
                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
MCI...........................................................................        21%        18%        15%
IBM/Advantis..................................................................        13%        14%       *10%

                              LARSCOM INCORPORATED

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES: (CONTINUED)
RESEARCH AND DEVELOPMENT

    All research and development costs, including the software development costs discussed below, are charged to expense as incurred.

SOFTWARE DEVELOPMENT COSTS

    Software development costs incurred prior to establishment of technological feasibility are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general release of the product to the public, were not significant for all periods presented and accordingly have been expensed.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. Current tax expense has been determined as if the Company was a separate taxpayer. Income taxes currently payable are deemed to have been remitted by the Company to Axel Johnson in the period that the liability arose. Income taxes currently receivable are deemed to have been received by the Company from Axel Johnson in the period that a refund could have been recognized by the Company had the Company been a separate taxpayer. In December 1996, the Company entered into an income tax sharing agreement with Axel Johnson, pursuant to which the Company made a payment to Axel Johnson, of an amount in respect of income taxes attributable to the Company for the period from January 1, 1996 to December 18, 1996, the date of the Company's IPO, when the Company ceased to be a member of the Axel Johnson consolidated group.

SUPPLEMENTAL NET INCOME PER SHARE

    Supplemental net income per share is computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock also includes a number of common shares, calculated using the net proceeds per share of common stock in the offering, which would be required to pay the $25,000,000 dividend to Axel Johnson. Net income for the year ended December 31, 1996, has been increased by interest expense, net of income taxes, of approximately $371,000 on the note payable to Axel Johnson. Net income per share for periods prior to 1995 has not been presented as such presentation is not meaningful.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company is continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123 defines a "fair value" method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method are presented in Note 6.

                              LARSCOM INCORPORATED

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES: (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    For all financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities, the carrying value is considered to approximate fair value due to the relatively short maturities of the respective instruments.

NOTE 2--BALANCE SHEET COMPONENTS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable.................................................................  $   9,603  $   6,514
  Less: Allowance for doubtful accounts.....................................................       (125)       (90)
                                                                                              ---------  ---------
                                                                                              $   9,478  $   6,424
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Inventories:
  Raw materials.............................................................................  $   1,508  $   1,338
  Work in process...........................................................................      1,823      3,834
  Finished goods............................................................................      5,323      2,078
                                                                                              ---------  ---------
                                                                                              $   8,654  $   7,250
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Property and equipment:
  Machinery and equipment...................................................................  $   6,751  $   5,848
  Computers and software....................................................................      5,136      3,486
  Leasehold improvements....................................................................      1,069        979
  Furniture and fixtures....................................................................        742        647
                                                                                              ---------  ---------
                                                                                                 13,698     10,960
  Less: Accumulated depreciation............................................................     (8,168)    (6,602)
                                                                                              ---------  ---------
                                                                                              $   5,530  $   4,358
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Intangible assets:
  Goodwill..................................................................................  $   2,375  $   2,375
  Other intangible assets...................................................................      1,013      1,013
                                                                                              ---------  ---------
                                                                                                  3,388      3,388
  Less: Accumulated amortization............................................................     (3,296)    (2,862)
                                                                                              ---------  ---------
                                                                                              $      92  $     526
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Accrued expenses and other current liabilities:
  Accrued compensation......................................................................  $   4,807  $   2,687
  Accrual for contractual matters (See Note 8)..............................................        532        757
  Other current liabilities.................................................................      2,102      1,066
                                                                                              ---------  ---------
                                                                                              $   7,441  $   4,510
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH AXEL JOHNSON

    Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

    DUE FROM/(TO) AXEL JOHNSON

    Amounts due from/(to) Axel Johnson consist of cash remittances made by the Company to Axel Johnson from its operating bank accounts offset by cash advances to the Company from Axel Johnson for purchases of property and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Neither Axel Johnson nor the Company has charged interest on the balances due.

    The following is an analysis of the balance due from/(to) Axel Johnson:

                                                                                   DECEMBER 31,
                                                                          -------------------------------
                                                                            1996       1995       1994
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Balance at beginning of the period......................................  $   5,186  $   3,175  $   1,454
Cash remittances to Axel Johnson, net of cash advances..................      1,818      6,563      4,929
Charges from Axel Johnson for:
  Income taxes..........................................................     (4,366)    (2,217)      (899)
  Pension and thrift plan...............................................     (1,028)      (898)      (850)
  Insurance and workers' compensation...................................       (512)      (534)      (652)
  Administrative services...............................................       (527)      (549)      (526)
  Interest on note payable..............................................       (630)    --         --
  Property, liability and general insurance.............................       (633)      (193)      (180)
  IPO related costs.....................................................       (401)    --         --
  Other charges.........................................................       (236)      (161)      (101)
                                                                          ---------  ---------  ---------
Balance at the end of the period........................................  $  (1,329) $   5,186  $   3,175
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    NOTE PAYABLE TO AXEL JOHNSON

    In August 1996, the Company declared a dividend of $25,000,000, evidenced by a note payable to Axel Johnson, bearing interest at a rate of 7.5% per annum. The principal was paid out of the proceeds of the Company's initial public offering on December 24, 1996.

    EMPLOYEE BENEFIT PROGRAMS

    The Company participates in various employee benefit programs which are sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers' compensation. In general the Company reimburses Axel Johnson for its proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as incurred but not reported claims. The Company recorded expense related to the reimbursement of these costs of approximately $512,000, $534,000 and $652,000 in 1996, 1995 and 1994,
respectively. The costs are charged to cost of revenues, research and development expenses and selling, general and administrative expenses based on the relative aggregate compensation of the employees in each of these categories. The Company believes the allocation by Axel Johnson of the proportionate cost is reasonable but is not necessarily indicative of the costs that would have been incurred had the Company maintained its own benefit plans.

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS: (CONTINUED)
    ADMINISTRATIVE SERVICES

    Axel Johnson provides limited services to the Company, including certain treasury, accounting, tax, internal audit, legal and human resources functions. The costs of these functions have been allocated to the Company based on estimates of actual costs incurred. Management believes that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. The allocated costs of these services amounting to $527,000, $549,000 and $526,000 in 1996, 1995 and 1994, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations. In December 1996, the Company entered into a transitional administrative services agreement with Axel Johnson, pursuant to which Axel Johnson will continue to provide the services outlined above for an initial annual fee of $622,000.

    CREDIT AGREEMENT

    The Company and Axel Johnson entered into a credit agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility (the "Credit Agreement") to the Company in an aggregate amount of $15,000,000. The Credit Agreement has a term of 24 months, and any loans thereunder bear interest during each calendar quarter at a rate per annum equal to the sum of the three month London Interbank Offered Rate (LIBOR), plus 2.0% initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, the Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. The Company is required to maintain compliance with certain covenants under the Credit Agreement. As of December 31, 1996, $15,000,000 was available, and during 1996 no borrowings were made, under the Credit Agreement.

LARVAN LEASE

    The Company leases its principal facilities from Larvan Properties ("Larvan"), a general partnership in which the Company owns a one third interest. The Company paid $278,000, $278,000 and $278,000 in rent expense to Larvan and earned partnership income of $36,000, $36,000 and $46,000 in 1996, 1995, and 1994, respectively.

NOTE 4--CAPITAL STOCK:

    In October 1996, the Company's Board of Directors approved a plan to recapitalize the Company by authorizing (i) Class A Common Stock consisting of 100,000,000 shares, (ii) Class B Common Stock consisting of 11,900,000 shares and (iii) 5,000,000 shares of undesignated Preferred Stock. Additionally, the Company's existing Common Stock was reclassified as Class B Common Stock and a 1,190 to one stock split of the Class B Common Stock was effected. Such recapitalization was effected on December 11, 1996. These accompanying consolidated financial statements have been restated to reflect the recapitalization and the stock split in all periods presented.

    The rights, preferences and privileges of each class of Common Stock are identical except for voting rights. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to four votes for each share of Class A Common Stock into which Class B Common Stock is convertible. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis, subject to adjustment for dividends, stock splits, subdivisions or combinations.

                              LARSCOM INCORPORATED

NOTE 4--CAPITAL STOCK: (CONTINUED)
    The Board of Directors has the authority to issue up to 5,000,000 undesignated shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

    In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by the Company and 1,200,000 shares were sold by Axel Johnson. After deducting underwriting discount of $4,872,000 and issuance costs of $1,449,000, the Company received net proceeds of $63,279,000 in December 1996. Subsequent to December 31, 1996, the underwriters exercised their over-allotment option to sell additional shares and sold an additional 1,050,000 shares of which 350,000 were sold by the Company and 700,000 were sold by Axel Johnson. Net proceeds to the Company in January 1997 were $3,906,000 after deducting the underwriting discount of $294,000.

NOTE 5--INCOME TAXES:

    The provision for income taxes consists of the following:

                                                                                YEARS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Current:
  Federal..................................................................  $   3,481  $   1,782  $     764
  State....................................................................        885        435        135
                                                                             ---------  ---------  ---------
                                                                                 4,366      2,217        899
                                                                             ---------  ---------  ---------
Deferred:
  Federal..................................................................       (731)       (63)      (149)
  State....................................................................       (198)       (69)        23
                                                                             ---------  ---------  ---------
                                                                                  (929)      (132)      (126)
                                                                             ---------  ---------  ---------
  Provision for income taxes...............................................  $   3,437  $   2,085  $     773
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

The following is a reconciliation of the U.S. federal income tax rate to the Company's effective income tax rate:

                                                                                     1996         1995         1994
                                                                                     -----        -----     -----------
Provision at statutory rate.....................................................         34%          34%          34%
  State income taxes, net of federal tax benefits...............................          5            5            7
  Research and development credits..............................................         (1)          (2)         (11)
  Non deductible goodwill amortization..........................................          2            7           22
  Other.........................................................................          1            1            2
                                                                                         --           --           --
Effective rate..................................................................         41%          45%          54%
                                                                                         --           --           --
                                                                                         --           --           --

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES: (CONTINUED)
    Deferred tax assets/liabilities are comprised of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred tax assets:
  Inventory................................................................  $     838  $     509
  Accrued expenses.........................................................      1,047        579
  Reserves.................................................................        257        310
  Other....................................................................         99         17
                                                                             ---------  ---------
                                                                                 2,241      1,415
                                                                             ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization............................................        474        513
  Other....................................................................     --             64
                                                                             ---------  ---------
                                                                                   474        577
                                                                             ---------  ---------
Net deferred tax asset.....................................................  $   1,767  $     838
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 6--EMPLOYEE BENEFIT PLANS

    THRIFT PLAN

    The Company participates in the Axel Johnson Thrift Plan (the "Thrift Plan") qualified under Section 401(k) of the Internal Revenue Code. The Thrift Plan allows employees to defer up to 16% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company matches 60% of employee contributions made on a pre-tax basis and 30% of employee contributions made on a post-tax basis, subject to a maximum of 6% of total eligible employee compensation. Company contributions vest ratably over five years of service or two years of plan participation, whichever occurs first. Contributions by the Company under the Thrift Plan amounted to $379,000, $345,000 and $297,000 in 1996, 1995 and 1994, respectively.

    PENSION PLAN

    The Company's employees participate in a noncontributory defined benefit pension plan sponsored by Axel Johnson. Benefits under the plan are based on years of service and employees' compensation. The plan's assets are invested principally in equity and fixed income securities. It is Axel Johnson's policy to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS (CONTINUED)

    Net periodic pension cost was determined by measuring the Projected Benefit Obligation ("PBO") for the Company's employees using a discount rate of 7.3%, 8.5% and 8.3%, and an assumed long term rate of compensation of 4.5%, 5.3% and 4.0% in 1996, 1995 and 1994, respectively. The PBO for such employees was determined using a discount rate of 7.5% and 7.3% at December 31, 1996 and 1995, respectively. The PBO so measured was $3,819,000 and $3,566,000 at December 31, 1996 and 1995, respectively.

    Certain elements of pension cost, including expected return on assets (which was 9.5% in 1996 and 9% in 1995 and 1994), and net amortization, were allocated based on the relationship of the PBO for the Company to the total PBO of the defined benefit pension plan. The elements of pension cost allocated to the Company using this method were:

                                                                         YEARS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1996       1995       1994
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Service cost........................................................  $     556  $     496  $     504
Interest cost.......................................................        273        245        192
Net amortization....................................................         (2)        (7)        (3)
Expected return on assets...........................................       (261)      (213)      (173)
                                                                      ---------  ---------  ---------
    Net periodic pension cost.......................................  $     566  $     521  $     520
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The Company's employees also are eligible to participate in the Axel Johnson retirement restoration plan. This plan is for employees whose benefits under the defined benefit pension plans are reduced due to limitations under federal tax laws. The Company's pension expense for this plan, using the same methodology as described above, was $83,000, $32,000 and $33,000 in 1996, 1995 and 1994,
respectively. The PBO at December 31, 1996 and 1995, was $370,000 and $150,000, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    Effective October 1996, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"), for which 310,000 shares of Class A Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Class A Common Stock through payroll deductions at 85% of the lower of the fair market value of the Class A Common Stock at the beginning or at the end of each offering period subject to various limitations. The Purchase Plan became effective upon the closing of the Offering however no shares were purchased during 1996.

    STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    In October 1996, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and reserved a total of 205,000 shares of the Company's Class A Common Stock for issuance thereunder. The Directors' Plan provides for the grant of stock options pursuant to an automatic grant mechanism to members of the Board of Directors who are not employees of the Company or of Axel Johnson. Each non-employee director will receive an initial grant, upon first becoming a director (or, in the case of current non-employee directors, upon consummation of the Offering), to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter will receive an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual occurrences, and each annual grant vests in full on the three years following the date of grant. Options expire one year after termination of Board Service or ten years after the date of grant. The Directors Plan became effective upon the closing of

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS (CONTINUED) the Offering in December 1996. As of December 31, 1996, no options were exercisable and the weighted average remaining contractual life of outstanding options was ten years. The following table summarizes activity under the plan:

                                                                  RANGE OF PRICE   WEIGHTED AVERAGE
                                                                     PER SHARE      PRICE PER SHARE
                                                   SHARES         ---------------  -----------------
                                             -------------------
                                               (IN THOUSANDS)
Options outstanding as of December 31,
  1995.....................................                N o t  a p p l i c a b 1 e
Options granted............................              54        $12.00-$12.00       $   12.00
Options cancelled or expired...............          --                 --                --
Options exercised..........................          --                 --                --
                                                         --
                                                                  ---------------         ------
Options outstanding as of December 31,
  1996.....................................              54        $12.00-$12.00       $   12.00
                                                         --
                                                         --

    STOCK INCENTIVE PLAN

    In October 1996, the Company's Board of Directors approved a Stock Incentive Plan (the "Incentive Plan") for which 2,485,000 shares of Class A Common Stock have been reserved for issuance thereunder. The Incentive Plan, which became effective upon the closing of the Offering, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees or eligible consultants. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator"). With respect to any participant who owns stock possessing more than ten percent of the voting power of all classes of the Company's outstanding capital stock (a 10% stockholder), the exercise price of any incentive stock option granted must equal 110% of the fair market value on the grant date. The exercise price of incentive stock options for all other employees shall be no less than 100% of the fair market value per share on the date of the grant. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest over a five year period from the date of grant. As of December 31, 1996, no options were exercisable and the weighted average remaining contractual life of outstanding options was ten years. The following table summarizes activity under the plan:

                                                              RANGE OF PRICE   WEIGHTED AVERAGE
                                                                 PER SHARE      PRICE PER SHARE
                                                 SHARES       ---------------  -----------------
                                             ---------------
                                             (IN THOUSANDS)
Options outstanding as of December 31,
  1995.....................................              N o t  a p p l i c a b 1 e
Options granted............................         1,292      $12.00-$12.00       $   12.00
Options cancelled or expired...............        --               --                --
Options exercised..........................        --               --                --
                                                    -----     ---------------         ------
Options outstanding as of December 31,
  1996.....................................         1,292      $12.00-$12.00       $   12.00
                                                    -----
                                                    -----

    FAIR VALUE OF STOCK OPTIONS

    The weighted average fair value of options granted during 1996 under the Company's two stock options plans was $5.15 per option. In determining the fair value of options granted during 1996 the

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS (CONTINUED)
Company used the Black-Scholes option pricing model and assumed a weighted average of the following: a risk free interest rate of 6.0 %, an average expected option life of 4.04 years, an expected volatility of 47% and a zero dividend yield. The fair value of options with graded vesting was calculated using different estimated lives for each group of options depending on the length of the vesting period for that group. The difference between as reported and pro forma net income and earnings per share was not material because options were granted late in December 1996. In future years, the difference between as reported and pro forma net income and earnings per share is expected to be material and such disclosures will be made.

NOTE 7--LEASES:

    The Company leases its primary facilities from a related party under a lease which expires in January 1998. (See Note 3.) Total rent expense in 1996, 1995 and 1994, was $552,000, $515,000, and $585,000, respectively. Future annual minimum lease payments under all noncancelable operating leases as of December 31, 1996, are as follows:

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Years ending December 31,
  1997.........................................................................    $     465
  1998.........................................................................          183
  1999.........................................................................          155
  2000.........................................................................          140
  2001 and thereafter..........................................................           60
                                                                                      ------
                                                                                   $   1,003
                                                                                      ------
                                                                                      ------

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    There are potential unasserted claims against the Company relating to pricing deficiencies under two product supply contracts subject to General Services Administration ("GSA") regulations. Management has completed an assessment of its performance under the GSA contracts, assessed its potential liability with the assistance of the Company's outside experts and legal counsel, and voluntarily disclosed the identified pricing deficiencies to the GSA contracting officer responsible for the Company's contracts. Although the ultimate resolution of this matter potentially could involve purchase price rebates and associated legal, audit and other costs of up to an aggregate of approximately $1,300,000 or more, management believes, after consultation with its outside experts and legal counsel, that the Company's exposure for this matter is not likely to exceed $800,000, which includes estimated purchase price rebates and associated legal, audit and other costs, and the Company has established a reserve for this amount less an initial payment of $268,000 made in December 1996. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

                              LARSCOM INCORPORATED

NOTE 9--SUBSEQUENT EVENTS:

    On March 20, 1997, the Company entered into an operating lease under which the Company agreed to pay approximately $155,000 per month for 119,000 square feet of space located close to the Company's current facilities in Santa Clara, California. The lease commences in August 1997 and lasts for seven years. The Company has an option to extend the lease for a period of five years subject to certain conditions. These facilities are intended to replace the Company's current facilities.

NOTE 10--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                                                      QUARTERS ENDED
                                                                       --------------------------------------------
                                                                        MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                                          1996        1996       1996       1996
                                                                       -----------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................................................   $  11,848   $  18,776  $  18,357  $  17,463
Gross profit.........................................................   $   6,422   $  10,442  $  10,156  $   9,475
Net income...........................................................   $     357   $   2,190  $   1,554  $     829
Supplemental net income per share(1).................................   $    0.03   $    0.15  $    0.12  $    0.07

                                                                                      QUARTERS ENDED
                                                                       --------------------------------------------
                                                                        MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                                          1995        1995       1995       1995
                                                                       -----------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................................................   $  10,458   $  12,740  $  13,456  $  12,009
Gross profit.........................................................   $   6,250   $   7,297  $   7,595  $   6,374
Net income...........................................................   $     394   $     785  $     921  $     429
Supplemental net income per share(1).................................   $    0.03   $    0.06  $    0.06  $    0.03

------------------------

(1) See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of net income and of shares used to compute supplemental net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  The following documents are filed as a part of this Report:

    1.  Financial statements--See Item 8 of this report

    2.  Exhibits

 EXHIBIT
 NUMBER
---------
 3.1       (1)        Certificate of Incorporation of the Registrant
 3.2       (1)        Amended and Restated Certificate of Incorporation of the Registrant as filed in the State of
                        Delaware on December 11, 1996
 3.3       (1)        By-laws of the Registrant
 3.4       (1)        Form of Amended By-laws of the Registrant
10.1       (1)        Form of Larscom Incorporated Stock Option Plan For Non-Employee Directors
10.2       (1)        Form of Larscom Incorporated Stock Incentive Plan
10.3       (1)        Form of Larscom Incorporated Stock Purchase Plan
10.4       (1)        Lease Agreement between Larvan Properties and the Company
10.5       (1)        Partnership Agreement among Vanderson Construction, Donn H. Byrne, John D. Brady, Thomas J.
                        Cunningham, Jr. and the Company
10.6       (1)        Form of Services Agreement between Axel Johnson and the Company
10.7       (1)        Form of Credit Agreement between Axel Johnson and the Company
10.8       (1)        Form of Tax Sharing Agreement between Axel Johnson and the Company
10.9       (1)        Note between Axel Johnson and the Company dated August 23, 1996
10.10      (1)        Form of Registration Rights Agreement between Axel Johnson and the Company
10.11      (2)        Lease Agreement between Berg & Berg Enterprises Inc. and the Company
11.1       (2)        Statement re-computation of per share earnings
21.1       (2)        Subsidiaries of the Registrant
23.1       (2)        Consent of Independent Accountants
24         (2)        Power of Attorney
27         (2)        Financial Data Schedule

------------------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-14001), which became effective on December 18, 1996.

(2) Filed herewith

b)  Reports of Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

c)  Exhibits

See Item 14(a) 2 above.

d)  Exhibits

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Larscom Incorporated

                  /s/ DEBORAH M. SOON
       ------------------------------------------
         (Deborah M. Soon, President and Chief
  By               Executive Officer