Form 10-Q
period 1997-03-31
LARSCOM INC
filed 1997-05-15
CIK 1024047

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549

                                FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                   OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the Transition Period from _____________ to _____________

                      Commission File Number:  1-12491

                            LARSCOM INCORPORATED
            (Exact name of registrant as specified in its charter)

         Delaware                                   94-2362692

(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                           4600 PATRICK HENRY DRIVE
                           SANTA CLARA, CA   95054
                                (408) 988-6600

   (Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

The number of the registrant's shares outstanding as of April 30, 1997, was 8,075,518 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                                LARSCOM INCORPORATED
                                     FORM 10-Q
                                 TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION............................................. 3

ITEM I:  FINANCIAL STATEMENTS.............................................. 3

   CONDENSED CONSOLIDATED BALANCE SHEETS................................... 3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS......................... 4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS......................... 5

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................... 6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................ 8

PART II:  OTHER INFORMATION................................................16

ITEM 1:  LEGAL PROCEEDINGS:................................................16

ITEM 2:  CHANGES IN SECURITIES: ...........................................16

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES: .................................16

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: .............16

ITEM 5:  OTHER INFORMATION: ...............................................16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K: ................................16

   A: Exhibits ............................................................16

   B: Form 8-K ............................................................16

   SIGNATURES .............................................................17

   EXHIBIT 11.1 Statement Regarding Computation of Net Income per Share ...18

   EXHIBIT 27 Financial Data Schedule .....................................19

PART I:       FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS


                                 LARSCOM INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                       ASSETS

                                                             MARCH 31,       DECEMBER 31,
                                                               1997              1996
                                                           -------------     ------------
                                                                     (Unaudited)
Current assets:
 Cash and cash equivalents                                 $      50,832     $     46,403
 Accounts receivable, net                                          9,079            9,478
 Inventories                                                      11,079            8,654
 Deferred income taxes                                             2,026            2,026
 Prepaid expenses and other current assets                           837              722
                                                           -------------     ------------
   Total current assets                                           73,853           67,283
 Property and equipment, net                                       5,194            5,530
 Other assets                                                        210              230
                                                           -------------     ------------
   Total assets                                            $      79,257     $     73,043
                                                           -------------     ------------
                                                           -------------     ------------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $       3,664     $      2,569
 Accrued expenses and other current liabilities                    5,460            7,441
 Income tax payable                                                  570                -
 Due to Axel Johnson                                               2,392            1,329
                                                           -------------     ------------
   Total current liabilities                                      12,086           11,339
                                                           -------------     ------------

 Deferred income taxes                                               259              259
                                                           -------------     ------------

Commitments and contingencies (Note 4)                                 -                -

 Stockholders' equity:
 Class A Common Stock                                                 81               70
 Class B Common Stock                                                100              107
 Additional paid-in capital                                       80,521           76,392
 Accumulated deficit                                             (13,790)         (15,124)
                                                           -------------     ------------
   Total stockholders' equity                                     66,912           61,445
                                                           -------------     ------------
   Total liabilities and stockholders' equity              $      79,257     $     73,043
                                                           -------------     ------------
                                                           -------------     ------------

                                LARSCOM INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             1997            1996
                                                         -----------      -----------
                                                                   (Unaudited)
 Revenues                                                  $  16,410      $  11,848
 Cost of revenues                                              7,394          5,426
  Gross profit                                                 9,016          6,422
                                                           ---------      ---------
 Operating expenses:
  Research and development                                     2,216          1,756
  Selling, general and administrative                          5,180          4,060
                                                           ---------      ---------
   Total operating expenses                                    7,396          5,816
                                                           ---------      ---------

 Income from operations                                        1,620            606
 Interest expense charged by Axel Johnson Inc.                   (19)             -
 Interest income                                                 451              -
                                                           ---------      ---------
 Income before income taxes                                    2,052            606
 Provision for income taxes                                      718            249
                                                           ---------      ---------
 Net income                                                $   1,334      $     357
                                                           ---------      ---------
                                                           ---------      ---------

 Net income per share (1)                                  $    0.07      $    0.03

 Shares used to compute net income per share                  17,996         14,193

----------
(1) Net income per share for the three months ended March 31, 1996 is supplemental and is calculated as described in Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 of the Company's Report on Form 10-K for the year ended December 31, 1996.

                                 LARSCOM INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1997             1996
                                                                    ------------     -----------
                                                                              (Unaudited)
Cash flows from operating activities:
 Net income                                                           $  1,334        $     357
 Depreciation and amortization                                             783              622
Net increase in working capital                                         (2,150)          (3,549)
                                                                      --------        ---------
Net cash used by operating activities                                      (33)          (2,570)
                                                                      --------        ---------
Cash flows from investing activities:
 Purchase of property and equipment                                       (428)            (315)
                                                                      --------        ---------
Net cash used by investing activities                                     (428)            (315)
                                                                      --------        ---------
Cash flows from financing activities:
 Advances from Axel Johnson                                              1,063            2,887
 Proceeds from issuance of Class A Common Stock                          3,827                -
                                                                      --------        ---------
Net cash provided by financing activities                                4,890            2,887
                                                                      --------        ---------
Increase in cash and cash equivalents                                    4,429                2
Cash and cash equivalents at beginning of period                        46,403               30
                                                                      --------        ---------
Cash and cash equivalents at end of period                            $ 50,832        $      32
                                                                      --------        ---------
                                                                      --------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $     19        $       -
                                                                      --------        ---------
Income taxes paid                                                     $    148        $     249
                                                                      --------        ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued in connection with cancellation of the Company's
   Long-Term Incentive Plans                                          $    306        $       -
                                                                      --------        ---------

                             LARSCOM INCORPORATED

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

    The condensed consolidated financial statements for the three months ended March 31, 1997 and 1996 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1996. The results of operations for the first three months of 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

Inventories consist of the following:


                                 MARCH 31,     DECEMBER 31,
                                   1997            1996
                                 ---------     ------------
(In thousands)
Inventories:
 Raw materials                   $  2,289       $  1,508
 Work in process                    3,115          1,823
 Finished goods                     5,675          5,323
                                 --------       --------
                                 $ 11,079       $  8,654
                                 --------       --------
                                 --------       --------

NOTE 3--COMMON STOCK OFFERING:

    In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by the Company and 1,200,000 shares were sold by Axel Johnson Inc. After deducting the underwriting discount of $4,872,000 and issuance costs of $1,449,000, the Company received net proceeds of $63,279,000 in December 1996. Subsequent to December 31, 1996, the underwriters exercised their over-allotment option to sell additional shares and sold an additional 1,050,000 shares of which 350,000 were sold by the Company and 700,000 were sold by Axel Johnson Inc. Net proceeds to the Company in January 1997 were $3,827,000 after deducting the underwriting discount of $294,000 and additional issuance costs of $79,000.

    In March 1997, 25,518 shares were issued to certain employees at a cost of $12 per share in connection with the cancellation of the Company's Long-Term Incentive Plans.

NOTE 4--COMMITMENTS AND CONTINGENCIES:

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

                           LARSCOM INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the ultimate resolution of this matter potentially could involve purchase price rebates and associated legal, audit and other costs of up to an aggregate of approximately $1,300,000 or more, management believes, after consultation with its outside experts and legal counsel, that the Company's exposure for this matter is not likely to exceed $800,000, which includes estimated purchase price rebates and associated legal, audit and other costs, and prior to December 31, 1996, the Company established a reserve for this amount less an initial payment of $268,000 made in December 1996. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 5--NEW LEASE COMMITMENTS:

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

    The Company intends to terminate the lease on its current facility in Santa Clara which expires in January 1998.

NOTE 6--RECENT ACCOUNTING PRONOUNCEMENTS:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion ("APB") No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. As the Company did not have any common stock equivalents during the quarters ended March 31, 1997 and 1996, the basic net income per share and diluted net income per share for these quarters are expected to be the same as the earnings per share that are currently disclosed under APB No. 15. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

                             LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to the factors set forth in the Company's 1996 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

    The Company's products can be split into two main categories -- broadband and digital access, based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and to a lesser extent through a variety of resellers including original equipment manufacturers, value added resellers, system integrators and distributors.
An increasing proportion of the Company's sales are made to a limited number of network service providers ("NSPs"). The other significant trend in revenues is that broadband product sales represent an increasing percentage of total revenues.

    REVENUES. Revenues of $16,410,000 for the three months ended March 31, 1997, grew by 39% over revenues of $11,848,000 during the comparable period in 1996. During the three months ended March 31, 1997, broadband product sales were 35% of total revenues, as compared to 19% of total revenues in the three months ended March 31, 1996. The increase in broadband and digital access product sales is due to higher unit sales to NSPs.

    GROSS PROFIT. As a percentage of revenues, gross profit for the three months ended March 31, 1997 increased to 55% as compared to 54% in the same period in 1996. This increase was primarily the result of higher sales of higher margin broadband products partially offset by lower average unit selling prices of digital access products. Costs per unit remained relatively stable for digital access products but decreased slightly for broadband products due to the Company's ability to purchase certain components overseas at lower costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 26% to $2,216,000 in the first three months of 1997 from $1,756,000 in the first three months of 1996. The growth in research and development expenses in the 1997 period as compared to 1996 was due primarily to higher personnel related costs associated with the development of the Company's broadband product line. The Company expects that research and development expense will continue to increase in absolute dollars.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 28% to $5,180,000 during the three months ended March 31, 1997 as compared to $4,060,000 in the comparable 1996 period. The increase in absolute dollars was due to additional personnel costs associated with expansion of the Company's sales and marketing resources, as well as higher selling expenses, in particular commissions, associated with higher revenues. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations, the development of its distribution channels (particularly outside the United States) as well as the legal, accounting, human resources and administrative expenses associated with being a public company.

                                LARSCOM INCORPORATED

    Selling, general and administrative expenses include charges from Axel Johnson Inc. ("Axel Johnson") for legal, accounting, tax, treasury and administrative services of $155,000 and $132,000 during the three months ended March 31, 1997 and 1996, respectively.

    INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes charges for the unused portion of the line of credit available under the Credit Agreement that the Company entered into with Axel Johnson in December 1996. See Liquidity and Capital Resources for more details.

    INTEREST INCOME. Interest income of $451,000 for the three months ended March 31, 1997 was derived from the Company's cash and cash equivalents on hand during the quarter.

    PROVISION FOR INCOME TAXES. The effective tax rate of 35% for the three months ended March 31, 1997 differs from the federal statutory rate primarily due to state taxes which were offset by non-taxable interest income received on the Company's cash equivalents. The effective rate of 41% for the three months ended March 31, 1996 differed from the federal statutory rate of 34% primarily as a result of state taxes and to a lesser extent non-deductible goodwill amortization which were partially offset by research and development tax credits. The tax rate of 35% for the three months ended March 31, 1997 was lower than the rate for the same period in 1996 primarily as a result of non-taxable interest income.

LIQUIDITY AND CAPITAL RESOURCES

    Since its acquisition by Axel Johnson in 1987 and until its initial public offering in December 1996, the Company met its operating and capital requirements primarily from cash flow from operations and advances from Axel Johnson.

    The Company's operating activities used $33,000 of cash during the three months ended March 31, 1997 as compared to $2,570,000 in the same period in 1996. The cash used during the 1997 period was primarily a result of an increase in inventory and decreases in accrued expenses and other current liabilities which have been offset by net income and increases in accounts payable.

    In December 1996, the Company sold 5,800,000 shares of Class A Common Stock at a price per share of $12 in its initial public offering ("IPO").
The net proceeds of the IPO were $63,279,000 after issuance costs of $1,449,000 and the underwriting discount of $4,872,000. In January 1997, the underwriters exercised their option to sell an additional 350,000 shares and the Company received net proceeds of $3,827,000 after deducting the underwriting discount of $294,000 and additional issuance costs of $79,000.

    Upon consummation of the IPO, the Company entered into a credit agreement with Axel Johnson (the "Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000. As of March 31, 1997, there were no amounts outstanding under this line of credit. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. The events of default under the Credit Agreement include any failure to pay punctually any principal or interest due under the Credit Agreement, any act of insolvency of the Company and any sale by the Company of all or substantially all of its assets. Upon an event of default, any borrowings under the line of credit shall become payable in full.

    Capital expenditures in 1996 of $3,131,000 were principally for the purchase of computers, software and test equipment. The Company expects capital expenditures during 1997 to be approximately $4,000,000 of which $428,000 was spent in the three months ended March 31, 1997. As of March 31, 1997, the Company's working capital was $61,767,000.

                              LARSCOM INCORPORATED

    The Company believes that working capital, together with the Company's line of credit and funds generated from operations will provide adequate liquidity to meet the Company's operating and capital requirements for at least the next twelve months. However, there can be no assurance that future events, such as the potential use of cash to fund acquisitions, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion ("APB") No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. As the Company did not have any common stock equivalents during the quarters ended March 31, 1997 and 1996, the basic net income per share and diluted net income per share for these quarters is expected to be the same as the earnings per share that is currently disclosed under APB No. 15. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

                               LARSCOM INCORPORATED

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain of the statements above are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly the NSPs and telecommunication companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During the three months ended March 31, 1997, two customers accounted for 29% and 13% of revenue, respectively. During the three months ended March 31, 1996, the same two customers accounted for 30% and 15% of
revenue, respectively.   None of the Company's customers are contractually
obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the broadband area. Broadband product sales represented 31% of revenues during 1996 and 35% of revenues in the first quarter of 1997. Broadband product sales are expected to continue to increase as a percentage of overall revenues in the longer term although the proportion of broadband sales to total revenues may vary from quarter to quarter. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

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

                              LARSCOM INCORPORATED

managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If the Company were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, the Company's business and operating results could be materially adversely affected.

NO RECENT INDEPENDENT OPERATING HISTORY. The Company was a wholly owned subsidiary of Axel Johnson from 1987 until the date of the Company's IPO in December 1996 and, accordingly, has had very little independent operating history. As a result the Company has been and will continue to be required to further develop financial, management, administrative and other resources previously provided by Axel Johnson which are necessary to operate successfully as an independent public company. Although the Company and Axel Johnson have entered into several agreements that are intended to ease the Company's transition to being an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. Even though the Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson, there can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. In 1995 and 1996, the Company experienced a shift in the purchasing behavior of its customers which resulted in higher second and third quarter sales relative to fourth quarter sales. These purchasing patterns and resulting cyclicality could continue in the future. Moreover, the Company's sales historically have been concentrated in a small number of customers. Therefore, sales for a given quarter may depend to a significant degree upon product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which is subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

    For example, since 1994, sales to MCI, IBM/Advantis, AT&T and other current customers have occasionally varied by $1,000,000 or more from quarter to quarter. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's ability to predict revenues is limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

    The Company's backlog at any point in time is typically limited. Accordingly, sales in any quarter are largely dependent on orders received during that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without penalty. The Company's customers have in the past built, and may in the future build, significant inventory to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. Therefore, customer decisions to delay delivery, cancel orders or reduce purchases could have a material adverse effect on the Company's business and operating results.

                            LARSCOM INCORPORATED

    The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components and manufacturing costs.
For example, a price reduction of a particular product in response to competitive pressure, which is not offset by a reduction in production costs or by sales of other products with higher gross margins, would decrease the Company's overall gross margin and could have a material adverse effect on the Company's business and operating results. The Company's anticipated increase in overall spending in future periods to pursue new market opportunities may also affect operating margins. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, however, expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the adverse impact of the revenue shortfall on the Company's operating results may be greater due to the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

CONTROL BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment, to preserve the initial voting ratio. Axel Johnson owns all of the issued and outstanding Class B Common Stock of the Company. As a result, Axel Johnson has sufficient voting power to control the direction and policies of the Company, including mergers, consolidations, the sale of all or substantially all of the assets of the Company and the election of the Board of Directors of the Company, and to prevent or cause a change in control of the Company. In addition, the authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock (the "Preferred Stock"). The Board of Directors is authorized to provide for the issuance of Preferred Stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may issue a series of Preferred Stock in the future that will have preference over both classes of the Company's Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding up or which could otherwise adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company. Such control by Axel Johnson, or prospective holders of Preferred Stock, may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has had little experience in international markets. The conduct of business outside the U.S. is subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, in order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could impair the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

                              LARSCOM INCORPORATED

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An important element of the Company's strategy is to review acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company has no current agreements or negotiations underway with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisitions. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased research and development in process) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel of any company that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

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

                             LARSCOM INCORPORATED

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

                               LARSCOM INCORPORATED

PART II:      OTHER INFORMATION

Item 1:       Legal Proceedings:

                 The Company is not currently involved in any material legal proceedings.

Item 2:       Changes in Securities:

                  Not Applicable.

Item 3:       Defaults upon Senior Securities:

                  Not Applicable.

Item 4:       Submission of Matters to a Vote of Security Holders:

                  Not Applicable.

Item 5:       Other Information:

                  Not Applicable.

Item 6:       Exhibits and Reports on Form 8-K:

              A:   Exhibits:                                     Page
                                                                 Number

                   11.1  Statements Re. Computation of Net
                          Income Per Share                        18
                   27    Financial Data Schedule                  19

              B:   Reports on Form 8-K:

                   There were no reports on Form 8-K filed during the
                    quarter ended March 31, 1997.

                              LARSCOM INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LARSCOM INCORPORATED



Date     May 14, 1997    By   /s/ Bruce D. Horn
     ------------------     ----------------------------------------
                             Bruce D. Horn
                             Vice President, Finance and Chief Financial
                               Officer
                             (Principal Financial and Accounting Officer)