Form 10-Q
period 1997-06-30
LARSCOM INC
filed 1997-08-14
CIK 1024047

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-Q

(Mark One)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

                                      OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the Transition Period from _________ to __________

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
                                (408) 988-6600

    (Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
                                                      ---      ---

The number of the registrant's shares outstanding as of July 31, 1997, was 8,075,518 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                             LARSCOM INCORPORATED

                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION................................................3

ITEM I:  FINANCIAL STATEMENTS.................................................3

 CONDENSED CONSOLIDATED BALANCE SHEETS........................................3

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..............................4

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..............................5

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................8

PART II:  OTHER INFORMATION..................................................15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:................15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:...................................15

  A: EXHIBITS................................................................15

  B: FORM 8-K................................................................15

  SIGNATURES.................................................................16

PART I:        FINANCIAL INFORMATION

ITEM I:        FINANCIAL STATEMENTS

                                LARSCOM INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                        ASSETS

                                                        JUNE 30,    DECEMBER 31,
                                                     -------------  ------------
                                                         1997           1996
                                                     -------------  ------------
                                                             (UNAUDITED)
 Current assets:
   Cash and cash equivalents                          $  11,303     $  46,403
   Short-term investments                                37,558             -
   Accounts receivable, net                              10,485         9,478
   Due from Axel Johnson Inc.                               337             -
   Inventories                                           11,404         8,654
   Deferred income taxes                                  2,402         2,026
   Prepaid expenses and other current assets              1,644           722
                                                      ---------     ---------
      Total current assets                               75,133        67,283
 Property and equipment, net                              5,388         5,530
 Other assets                                               191           230
                                                      ---------     ---------
      Total assets                                    $  80,712     $  73,043
                                                      ---------     ---------
                                                      ---------     ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                    $  4,058      $  2,569
   Accrued expenses and other current liabilities         6,743         7,441
   Income tax payable                                       199             -
   Due to Axel Johnson Inc.                                   -         1,329
                                                      ---------     ---------
      Total current liabilities                          11,000        11,339
                                                      ---------     ---------

 Deferred income taxes                                      259           259
                                                      ---------     ---------

 Stockholders' equity:
   Class A Common Stock                                      81            70
   Class B Common Stock                                     100           107
   Additional paid-in capital                            80,521        76,392
   Accumulated deficit                                  (11,249)      (15,124)
                                                      ---------     ---------
      Total stockholders' equity                         69,453        61,445
                                                      ---------     ---------
      Total liabilities and stockholders' equity      $  80,712     $  73,043
                                                      ---------     ---------
                                                      ---------     ---------

                                LARSCOM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------    -------------------------
                                                            1997           1996           1997          1996
                                                        -----------    ------------    ----------   ------------
                                                                              (UNAUDITED)
Revenues                                                $  19,148      $  18,776      $  35,558     $  30,624
Cost of revenues                                            8,186          8,334         15,580        13,760
                                                        ---------      ---------      ---------     ---------
  Gross profit                                             10,962         10,442         19,978        16,864
                                                        ---------      ---------      ---------     ---------

Operating expenses:
  Research and development                                  2,400          1,875          4,616         3,631
  Selling, general and administrative                       5,011          4,849         10,191         8,909
                                                        ---------      ---------      ---------     ---------
    Total operating expenses                                7,411          6,724         14,807        12,540
                                                        ---------      ---------      ---------     ---------

Income from operations                                      3,551          3,718          5,171         4,324
Interest expense charged by Axel Johnson                      (18)             -            (37)            -
Interest income                                               469              -            920             -
                                                        ---------      ---------      ---------     ---------
Income before income taxes                                  4,002          3,718          6,054         4,324
Provision for income taxes                                  1,461          1,528          2,179         1,777
                                                        ---------      ---------      ---------     ---------
Net income                                               $  2,541       $  2,190       $  3,875      $  2,547
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

Net income per share (1)                                $    0.14      $    0.15      $    0.21     $    0.18

Shares used to compute net income per share                18,076         14,193         18,038        14,193



(1) Net income per share for the three and six months ended June 30, 1996 is supplemental and is calculated as described in Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 of the Company's Report on Form 10-K for the year ended December 31, 1996.

                               LARSCOM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1997           1996
                                                       -----------     ---------
                                                              (UNAUDITED)
Cash flows from operating activities
  Net income                                             $  3,875      $  2,547
  Depreciation and amortization                             1,396         1,248
  Net increase in working capital                          (3,759)       (5,306)
                                                         --------      --------
Net cash provided (used) by operating activities            1,512        (1,511)
                                                         --------      --------

Cash flows from investing activities:
  Purchases of short-term investments                    (143,131)            -
  Maturities of short-term investments                     81,965             -
  Sales of short-term investments                          23,608             -
  Purchase of property and equipment                       (1,215)       (1,179)
                                                         --------      --------
Net cash used by investing activities                     (38,773)       (1,179)
                                                         --------      --------

Cash flows from financing activities:
  (Repayments to) advances from Axel Johnson Inc.          (1,666)        2,692
  Proceeds from issuance of Class A Common Stock            3,827             -
                                                         --------      --------
Net cash provided by financing activities                   2,161         2,692
                                                         --------      --------
(Decrease) increase in cash and cash equivalents          (35,100)            2
Cash and cash equivalents at beginning of period           46,403            30
                                                         --------      --------
Cash and cash equivalents at end of period               $ 11,303      $     32
                                                         --------      --------
                                                         --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                            $     37      $      -
                                                         --------      --------
Income taxes paid                                        $  2,356      $  1,777
                                                         --------      --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued in connection with cancellation of the
 Company's Long-Term Incentive Plans                     $    306      $      -
                                                         --------      --------

                            LARSCOM INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three and six months ended June 30, 1997 and 1996 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1996. The results of operations for the first six months of 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

Inventories consist of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                    -----------  -------------
                                                       1997           1996
                                                    -----------  -------------
                                                         (In thousands)
 Inventories:
   Raw materials                                    $  2,002      $  1,508
   Work in process                                     3,245         1,823
   Finished goods                                      6,157         5,323
                                                    --------      --------
                                                    $ 11,404      $  8,654
                                                    --------      --------
                                                    --------      --------
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

NOTE 4--COMMITMENTS AND CONTINGENCIES:

       There are potential unasserted claims against the Company relating to pricing deficiencies under two product supply contracts subject to General Services Administration ("GSA") regulations. Management has completed an assessment of its performance under the GSA contracts, assessed its potential liability with the assistance of the Company's outside experts and legal counsel, and voluntarily disclosed the identified pricing deficiencies to the GSA contracting officer responsible for the Company's contracts. Although the ultimate resolution of this matter potentially could involve purchase price rebates and associated legal, audit and other costs of up to an aggregate of approximately $1,300,000 or more,

                            LARSCOM INCORPORATED

management believes, after consultation with its outside experts and legal counsel, that the Company's exposure for this matter is not likely to exceed $800,000, which includes estimated purchase price rebates and associated legal, audit and other costs, and prior to December 31, 1996, the Company established a reserve for this amount less an initial payment of $268,000 made in December 1996. In August 1997 the Company was notified by the GSA that they were commencing the audit of certain GSA contracts. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

NOTE 6--RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion ("APB") No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. As the Company did not have any common stock equivalents during the six months ended June 30, 1997 and 1996, the basic net income per share and diluted net income per share for these periods are expected to be the same as the earnings per share that are currently disclosed under APB No. 15. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

NOTE 7--SHORT-TERM INVESTMENTS:

      The Company accounts for its short-term investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All of the securities owned by the Company, which consist primarily of fixed and variable rate municipal debt securities, have been classified as available-for-sale. Due to the short-term nature of such securities, fair value approximates carrying amount. Gains and losses on sales of available-for-sale securities have been immaterial.

                            LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO THE FACTORS SET FORTH IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K AND THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

     The Company's products can be split into two main categories - broadband and digital access, based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and to a lesser extent through a variety of resellers including original equipment manufacturers, value added resellers, system integrators and distributors.
An increasing proportion of the Company's sales are made to network service providers ("NSPs"). The other significant trend in revenues is that broadband product sales represent an increasing percentage of total revenues.

     REVENUES. Revenues of $19,148,000 and $35,558,000 for the three and six months ended June 30, 1997, respectively, grew by 2% and 16% over revenues of $18,776,000 and $30,624,000 during the comparable periods in 1996. During the three months ended June 30, 1997, broadband product sales increased to 38% of total revenues as compared to 28% in the same period of 1996. During the six months ended June 30, 1997, broadband product sales were 36% of total revenues, as compared to 24% of total revenues in the six months ended June 30, 1996. The increase in broadband product sales is due primarily to higher unit sales to NSPs. Average selling prices have decreased slightly in some product lines.

     GROSS PROFIT. As a percentage of revenues, gross profit for the three months ended June 30, 1997 increased to 57% as compared to 56% in the same period in 1996. Gross profit for the six months ended June 30, 1997 increased to 56% as compared to 55% in the same period in 1996. This increase was primarily the result of higher sales of higher margin broadband products partially offset by lower average unit selling prices of digital access products. Costs per unit remained relatively stable for digital access products but decreased slightly for broadband products due to the Company's ability to purchase certain components overseas at lower costs, as well as economies of scale associated with higher revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 28% to $2,400,000 in the three months ended June 30, 1997 from $1,875,000 in the comparable period of 1996. During the first six months of 1997 research and development expenses increased by 27% from $3,631,000 to $4,616,000. The growth in research and development expenses in the 1997 periods as compared to 1996 was due primarily to increased headcount and therefore higher personnel related costs associated with the development of the Company's broadband product line. The Company expects that research and development expenses will continue to increase in absolute dollars in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 3% to $5,011,000 during the three months ended June 30, 1997 as compared to $4,849,000 in the comparable 1996 period. During the first six months of 1997 selling, general and administrative expenses increased by 14% to $10,191,000 from $8,909,000 during the comparable period in 1996. The increase in absolute dollars was due to additional headcount and personnel costs associated with expansion of the Company's

                            LARSCOM INCORPORATED

sales and marketing resources, as well as higher selling expenses, associated with higher revenues. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations, the development of its distribution channels (particularly outside the United States) as well as the legal, accounting, human resources and administrative expenses associated with being a public company.

     Selling, general and administrative expenses include charges from Axel Johnson Inc. ("Axel Johnson") for legal, accounting, tax, treasury and administrative services of $311,000 and $263,000 during the six months ended June 30, 1997 and 1996, respectively.

     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense for the six months ended June 30, 1997 includes a commitment fee for the unused portion of the line of credit available under the Credit Agreement that the Company entered into with Axel Johnson in December 1996. See Liquidity and Capital Resources for more details.

     INTEREST INCOME. Interest income of $469,000 and $920,000 for the three and six months ended June 30, 1997, respectively, represents principally Federal income tax exempt interest from the Company's cash equivalents and short-term investments.

     PROVISION FOR INCOME TAXES. The 1997 rate of 36% differs from the federal statutory rate primarily due to state taxes which were offset by non-taxable interest income received on the Company's cash equivalents and short-term investments. The effective rate of 41% for the six months ended June 30, 1996 differed from the federal statutory rate of 34% primarily as a result of state taxes and to a lesser extent non-deductible goodwill amortization which were partially offset by research and development tax credits. The tax rate of 36% for the six months ended June 30, 1997 was lower than the rate for the same period in 1996, primarily as a result of non-taxable interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $1,512,000 during the six months ended June 30, 1997 as compared to using $1,511,000 in the same period in 1996. The cash generated during the 1997 period was primarily due to net income and increases in accounts payable, which have been offset by increases in accounts receivable and inventory and decreases in accrued expenses and other current liabilities.

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

     Upon consummation of the IPO, the Company entered into a credit agreement with Axel Johnson (the "Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000. As of June 30, 1997, there were no amounts outstanding under this line of credit. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. The events of default under the Credit Agreement include any failure to pay punctually any principal or interest due under the Credit Agreement, any act of insolvency of the Company and any sale by the Company of all or substantially all of its assets. Upon an event of default, any borrowings under the line of credit shall become payable in full.

                            LARSCOM INCORPORATED

     Capital expenditures in 1996 of $3,131,000 were principally for the purchase of computers, software and test equipment. The Company expects capital expenditures during 1997 to be no more than $4,000,000 of which $1,215,000 was spent in the six months ended June 30, 1997. As of June 30, 1997, the Company's working capital was $64,133,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion ("APB") No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. As the Company did not have any common stock equivalents during the six months ended June 30, 1997 and 1996, the basic net income per share and diluted net income per share for these quarters are expected to be the same as the earnings per share that are currently disclosed under APB No. 15. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

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

CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and telecommunication companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During the six months ended June 30, 1997, MCI and IBM/Advantis accounted for 26% and 16% of revenue, respectively. During the six months ended June 30, 1996, the same two customers accounted for 22% and 12% of revenue,
respectively.   None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the broadband area. Broadband product sales represented 36% of revenues during the first six months of 1997 and 24% of revenues during the same period of 1996. Broadband product sales are expected to continue to increase as a percentage of overall revenues in the longer term although the proportion of broadband sales to total revenues may vary from quarter to quarter. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost effective basis. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If the Company was to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, the Company's business and operating results could be materially adversely affected.

LIMITED INDEPENDENT OPERATING HISTORY. The Company was a wholly owned subsidiary of Axel Johnson from 1987 until the date of the Company's IPO in December 1996 and, accordingly, has had limited independent operating history. As a result the Company has been and will continue to be required to further develop financial, management, administrative and other resources previously provided by Axel Johnson which are necessary to operate successfully as an independent public company. Although the Company and Axel Johnson have entered into several agreements that are intended to ease the Company's transition to being an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson, but there

                            LARSCOM INCORPORATED

can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

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

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components and manufacturing costs.
For example, a price reduction of a particular product in response to competitive pressure, which is not offset by a reduction in production costs or by sales of other products with higher gross margins, would decrease the Company's overall gross margin and could have a material adverse effect on the Company's business and operating results. The Company's anticipated increase in overall spending in future periods to pursue new market opportunities may also affect operating margins. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins; however, expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the adverse impact of the revenue shortfall on the Company's operating results may be greater due to the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

                            LARSCOM INCORPORATED

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

RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has had little experience in international markets. The conduct of business outside the U.S. is subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, in order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. Any delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could impair the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

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

                            LARSCOM INCORPORATED

develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which in turn could have a material adverse effect on the Company's business and operating results.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An important element of the Company's strategy is to acquire businesses that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company has no current agreements or negotiations underway with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisitions. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased research and development in process) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel of any company that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. The Company relies upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in its products and technologies. Although the Company has been issued only one U.S. patent to date, it believes that the success of its business depends primarily on its proprietary technology, information, processes and know-how, rather than patents. Much of the Company's proprietary information and technology is not patented and may not be patentable. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company has entered into confidentiality and invention assignment agreements with all of its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business and operating results could be materially adversely affected.

                            LARSCOM INCORPORATED

PART II:     OTHER INFORMATION

Item 4:      Submission of Matters to a Vote of Security Holders:

The annual meeting of stockholders was held on May 19, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement:

     1. To elect six (6) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.


                                              Class A Common Shares
                                     ---------------------------------------
                                        For          Withheld      Against
                                     ---------     ------------  -----------
      Deborah M. Soon                7,139,700         42,010             -
      Paul E. Graf                   7,139,700         42,010             -
      Donald G. Heitt                7,174,700          7,010             -
      Kevin N. Kalkhoven             7,174,600          7,110             -
      Harvey L. Poppel               7,174,600          7,110             -
      Joseph F. Smorada              7,139,600         42,110             -

                                              Class B Common Shares
                                     ---------------------------------------
                                        For          Withheld      Against
                                     ---------     ------------  -----------
      Deborah M. Soon               10,000,000              -             -
      Paul E. Graf                  10,000,000              -             -
      Donald G. Heitt               10,000,000              -             -
      Kevin N. Kalkhoven            10,000,000              -             -
      Harvey L. Poppel              10,000,000              -             -
      Joseph F. Smorada             10,000,000              -             -

     2. To ratify the appointment of Price Waterhouse LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

                                        For          Withheld      Against
                                     ---------     ------------  -----------

 Class A Common Shares               7,174,462              -             -
 Class B Common Shares              10,000,000              -             -




Item 6:      Exhibits and Reports on Form 8-K:

             A:   Exhibits:

                  11.1  Statements Regarding Computation of Net Income Per Share

                  27    Financial Data Schedule

             B:   Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                            LARSCOM INCORPORATED



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LARSCOM INCORPORATED


DATE   August 13, 1997                 BY   /s/ Bruce D. Horn
                                            -----------------------------------

                                            Bruce D. Horn
                                            Vice President, Finance and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)