Form 10-Q
period 1997-09-30
LARSCOM INC
filed 1997-11-13
CIK 1024047

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

  ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                      OR

 (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the Transition Period from _________ to _________

                       Commission File Number:  1-12491

                             LARSCOM INCORPORATED
            (Exact name of registrant as specified in its charter)

                 Delaware                                   94-2362692

      (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                             1845 MCCANDLESS DRIVE
                              MILPITAS, CA  95035
                                (408) 941-4000

    (Address of principal executive offices, zip code and telephone number)


                           4600 PATRICK HENRY DRIVE
                            SANTA CLARA, CA 95054

                              (Former Address)

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

The number of the registrant's shares outstanding as of October 31, 1997, was 8,137,287 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                             LARSCOM INCORPORATED

                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION............................................   3

ITEM I:  FINANCIAL STATEMENTS.............................................   3

  CONDENSED CONSOLIDATED BALANCE SHEETS...................................   3

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.........................   4

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.........................   5

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................   6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................   8

PART II:  OTHER INFORMATION...............................................  16

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K:...............................  16

  A: Exhibits.............................................................  16

  B: Form 8-K.............................................................  16

  SIGNATURES..............................................................  17

PART I:        FINANCIAL INFORMATION

ITEM I:        FINANCIAL STATEMENTS


                            LARSCOM INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                   ASSETS
                                                        SEPTEMBER 30,  DECEMBER 31,
                                                        -------------  ------------
                                                            1997           1996
                                                        -------------  ------------
Current assets:                                                (UNAUDITED)
  Cash and cash equivalents                              $  25,530     $  46,403
  Short-term investments                                    23,732             -
  Accounts receivable, net                                  11,299         9,478
  Inventories                                               11,483         8,654
  Deferred income taxes and income taxes receivable          2,589         2,026
  Prepaid expenses and other assets                          3,240           722
                                                         ---------     ---------
    Total current assets                                    77,873        67,283
Property and equipment, net                                  6,313         5,530
Other assets                                                   216           230
                                                         ---------     ---------
    Total assets                                         $  84,402     $  73,043
                                                         ---------     ---------
                                                         ---------     ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   4,270     $   2,569
  Accrued expenses and other current liabilities             7,217         7,441
  Due to Axel Johnson Inc.                                     597         1,329
                                                         ---------     ---------
    Total current liabilities                               12,084        11,339
                                                         ---------     ---------

Deferred income taxes                                            -           259
                                                         ---------     ---------
Stockholders' equity:
  Class A Common Stock                                          81            70
  Class B Common Stock                                         100           107
  Additional paid-in capital                                80,929        76,392
  Accumulated deficit                                       (8,792)      (15,124)
                                                         ---------     ---------
    Total stockholders' equity                              72,318        61,445
                                                         ---------     ---------
    Total liabilities and stockholders' equity           $  84,402     $  73,043
                                                         ---------     ---------
                                                         ---------     ---------

                             LARSCOM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)


                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------   -------------------------------
                                                           1997           1996               1997          1996
                                                        ----------     ----------         ----------    ----------
                                                                                (UNAUDITED)
Revenues                                                $  19,336      $  18,357          $  54,894     $  48,981
Cost of revenues                                            8,235          8,201             23,815        21,961
                                                        ---------      ---------          ---------     ---------
 Gross profit                                              11,101         10,156             31,079        27,020
                                                        ---------      ---------          ---------     ---------

Operating expenses:
 Research and development                                   2,436          2,101              7,052         5,732
 Selling, general and administrative                        5,220          5,223             15,411        14,132
                                                        ---------      ---------          ---------     ---------
  Total operating expenses                                  7,656          7,324             22,463        19,864
                                                        ---------      ---------          ---------     ---------

Income from operations                                      3,445          2,832              8,616         7,156
Interest expense charged by Axel Johnson Inc.                 (19)          (195)               (56)         (195)
Interest income                                               413              -              1,333             -
                                                        ---------      ---------          ---------     ---------
Income before income taxes                                  3,839          2,637              9,893         6,961
Provision for income taxes                                  1,382          1,083              3,561         2,860
                                                        ---------      ---------          ---------     ---------
Net income                                              $   2,457      $   1,554          $   6,332     $   4,101
                                                        ---------      ---------          ---------     ---------
                                                        ---------      ---------          ---------     ---------

Net income per share (1)                                $    0.14      $    0.11          $    0.35     $    0.29

Shares used to compute net income per share                18,098         14,193             18,058        14,193


(1) Net income per share for the three and nine months ended September 30, 1996 is supplemental and is calculated as described in Note 1 of the Notes to the Consolidated Financial Statements included under Item 8 of the Company's Report on Form 10-K for the year ended December 31, 1996.

                              LARSCOM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           1997           1996
                                                        ----------     ----------
                                                              (UNAUDITED)
Cash flows from operating activities
 Net income                                             $   6,332      $  4,101
 Depreciation and amortization                              1,796         1,818
 Loss on disposal of property and equipment                   198             -
 Net increase in working capital                           (6,251)       (5,587)
                                                        ----------     ----------
Net cash provided by operating activities                   2,075           332
                                                        ----------     ----------

Cash flows from investing activities:
 Purchases of short-term investments                     (191,944)            -
 Maturities of short-term  investments                    119,110             -
 Sales of short-term investments                           49,102             -
 Purchase of property and equipment                        (2,719)       (2,081)
                                                        ----------     ----------
Net cash used by investing activities                     (26,451)       (2,081)
                                                        ----------     ----------

Cash flows from financing activities:
  (Repayments to) advances from Axel Johnson Inc.            (732)        1,750
 Proceeds from issuance of Class A Common Stock             4,235             -
                                                        ----------     ----------
Net cash provided by financing activities                   3,503         1,750
                                                        ----------     ----------
(Decrease) increase in cash and cash equivalents          (20,873)            1
Cash and cash equivalents at beginning of period           46,403            30
                                                        ----------     ----------
Cash and cash equivalents at end of period              $  25,530      $     31
                                                        ----------     ----------
                                                        ----------     ----------

Supplemental disclosure of cash flow information
Interest paid                                           $      56      $    195
                                                        ----------     ----------
Income taxes paid                                       $   4,368      $  3,297
                                                        ----------     ----------

Supplemental disclosure of non-cash financing
  activities
Shares issued in connection with cancellation
  of the Company's Long-Term Incentive Plans            $     306      $      -
                                                        ----------     ----------
Dividend declared                                       $       -      $ 25,000
                                                        ----------     ----------


                             LARSCOM INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Larscom Incorporated (the "Company") for the year ended December 31, 1996. The results of operations for the first nine months of 1997 are not necessarily indicative of the results to be expected for the full year or any future period.

NOTE 2--INVENTORIES:

Inventories consist of the following:

                                                September 30,  December 31,
                                                -------------  ------------
                                                     1997         1996
                                                -------------  ------------
                                                      (In thousands)
Inventories:
 Raw materials                                    $  2,463      $  1,508
 Work in process                                     2,724         1,823
 Finished goods                                      6,296         5,323
                                                -------------  ------------
                                                  $ 11,483      $  8,654
                                                -------------  ------------
                                                -------------  ------------

NOTE 3--COMMON STOCK OFFERING:

     In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share, of which 5,800,000 shares were sold by the Company and 1,200,000 shares were sold by Axel Johnson Inc. After deducting the underwriting discount of $4,872,000 and issuance costs of $1,449,000, the Company received net proceeds of $63,279,000 in December 1996. Subsequent to December 31, 1996, the underwriters exercised their over-allotment option and sold an additional 1,050,000 shares, of which 350,000 were sold by the Company and 700,000 were sold by Axel Johnson Inc. Net proceeds to the Company in January 1997 were $3,827,000 after deducting the underwriting discount of $294,000 and additional issuance costs of $79,000.

     In March 1997, 25,518 shares of Class A Common Stock were issued to certain employees at a cost of $12 per share in connection with the cancellation of the Company's Long-Term Incentive Plans. An additional 61,769 shares of Class A Common Stock were issued in August 1997 for consideration of $408,000 to employees under the Company's Employee Stock Purchase Plan.

NOTE 4--COMMITMENTS AND CONTINGENCIES:

     There are potential unasserted claims against the Company relating to pricing deficiencies under two product supply contracts subject to General Services Administration ("GSA") regulations. Management has completed an assessment of its performance under the GSA contracts, assessed its potential liability with the assistance of the Company's outside experts and legal counsel, and voluntarily disclosed the identified pricing deficiencies to the GSA contracting officer responsible for the Company's contracts. Although the ultimate resolution of this matter potentially could involve purchase price rebates and associated legal, audit and other costs of up to an aggregate of approximately $1,300,000 or more,

                               LARSCOM CORPORATION


management believes, after consultation with its outside experts and legal counsel, that the Company's exposure for this matter is not likely to exceed $800,000, which includes estimated purchase price rebates and associated legal, audit and other costs, and prior to December 31, 1996, the Company established a reserve for this amount less an initial payment of $268,000 made in December 1996. In August 1997 the Company was notified by the GSA that they were commencing the audit of certain GSA contracts. This audit commenced in September 1997 but has not yet been finalized. In management's opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 5--NEW LEASE COMMITMENTS:

     On March 20, 1997, the Company entered into an operating lease under which the Company agreed to pay approximately $164,000 per month for 119,000 square feet of space located in Milpitas, California, near to the Company's previous facilities in Santa Clara, California. The lease commenced in September 1997 and lasts for seven years. The Company has an option to extend the lease for a period of five years subject to certain conditions. These facilities have replaced the Company's previous facilities in Santa Clara. Of the 119,000 square feet the Company is currently occupying 80,000 square feet of the new building and has entered into a sublease for a portion of the remaining space.

NOTE 6--SHORT-TERM INVESTMENTS

     The Company accounts for its short-term investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All of the securities owned by the Company, which consist primarily of fixed and variable rate municipal debt securities, have been classified as available-for-sale. Due to the short-term nature of such securities, fair value approximates carrying amount. Gains and losses on sales of available-for-sale securities have been immaterial.

                               LARSCOM CORPORATION


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD- LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO THE FACTORS SET FORTH IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K AND THIS QUARTERLY REPORT ON FORM 10-Q .

RESULTS OF OPERATIONS

     The Company's products can be split into two main categories - broadband and digital access, based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and to a lesser extent through a variety of resellers including original equipment manufacturers, value added resellers, system integrators and distributors.
An increasing proportion of the Company's sales are made to network service providers ("NSPs"). The other significant trend in revenues is that broadband product sales represent an increasing percentage of total revenues although this trend did not continue in the third quarter of 1997.

     REVENUES. Revenues were $19,336,000 and $54,894,000 for the three and nine months ended September 30, 1997, respectively, representing increases of 5% and 12% over revenues of $18,357,000 and $48,981,000 for the comparable periods in 1996. During the three months ended September 30, 1997, broadband product sales increased to 36% of total revenues as compared to 32% in the comparable period of 1996. During the nine months ended September 30, 1997, broadband product sales were 36% of total revenues, as compared to 27% of total revenues in the nine months ended September 30, 1996. The increases in broadband product sales were due primarily to higher unit sales to NSPs. Average selling prices have decreased slightly in some product lines, primarily in the digital access product family.

     GROSS PROFIT. As a percentage of revenues, gross profit for the three months ended September 30, 1997 increased to 57% as compared to 55% in the comparable period in 1996. Gross profit for the nine months ended September 30, 1997 increased to 57% as compared to 55% in the comparable period in 1996. This increase was primarily the result of increased sales of higher margin broadband products partially offset by lower average unit selling prices of digital access products. Costs per unit remained relatively stable for digital access products but decreased slightly for broadband products due to the Company's ability to purchase certain components overseas at lower costs, as well as economies of scale associated with higher production levels.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 16% to $2,436,000 in the three months ended September 30, 1997 from $2,101,000 in the comparable period of 1996. During the first nine months of 1997 research and development expenses increased 23% from $5,732,000 to $7,052,000. The growth in research and development expenses in the 1997 periods as compared to 1996 was due primarily to increased headcount and therefore higher personnel related costs associated with the development of the Company's broadband product line. The Company expects that research and development expenses will continue to increase in absolute dollars in the future, but may vary as a percentage of sales.

                               LARSCOM CORPORATION


     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased slightly to $5,220,000 for the three months ended September 30, 1997 as compared to $5,223,000 in the comparable 1996 period. During the first nine months of 1997, selling, general and administrative expenses increased 9% to $15,411,000 from $14,132,000 during the comparable period in 1996. The increase in absolute dollars for the first nine months of 1997 was due to additional headcount and personnel costs associated with expansion of the Company's sales and marketing resources, as well as higher selling expenses, associated with higher revenues. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations, and the development of its distribution channels (particularly outside the United States) as well as the legal, accounting, human resources and administrative expenses associated with being a public company.

     Selling, general and administrative expenses include charges from Axel Johnson Inc. ("Axel Johnson") for legal, accounting, tax, treasury and administrative services of $468,000 and $395,000 during the nine months ended September 30, 1997 and 1996, respectively.

     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense for the nine months ended September 30, 1997, includes a commitment fee for the unused portion of the line of credit available under the Credit Agreement that the Company entered into with Axel Johnson in December 1996. See Liquidity and Capital Resources for more details. Interest expense incurred during 1996 relates to interest on a note payable to Axel Johnson of $25,000,000 which was subsequently paid with the proceeds of the Company's common stock offering in December 1996.

       INTEREST INCOME. Interest income of $413,000 and $1,333,000 for the three and nine months ended September 30, 1997, respectively, represents principally federal income tax exempt interest from the Company's cash equivalents and short-term investments.

     PROVISION FOR INCOME TAXES. The 1997 rate of 36% is higher than the federal statutory rate of 34% primarily due to state taxes which were offset by non-taxable interest income received on the Company's cash equivalents and short-term investments. The effective rate of 41% for the nine months ended September 30, 1996 differed from the federal statutory rate of 34% primarily as a result of state taxes and to a lesser extent non-deductible goodwill amortization which were partially offset by research and development tax credits. The tax rate of 36% for the nine months ended September 30, 1997 was lower than the rate for the same period in 1996, primarily as a result of non-taxable interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $2,075,000 of cash during the nine months ended September 30, 1997, primarily due to net income and increases in accounts payable, offset in part by increases in accounts receivable, inventory and non-reimbursable payments made related to leasehold improvements on the Company's new building and decreases in accrued expenses and other current liabilities.

     In December 1996, the Company sold 5,800,000 shares of Class A Common Stock at a price per share of $12 in its initial public offering ("IPO"). The net proceeds of the IPO were $63,279,000 after issuance costs of $1,449,000 and the underwriting discount of $4,872,000, part of which was used to repay a $25,000,000 note payable to Axel Johnson, Inc.. In January 1997, the underwriters exercised their option to sell an additional 350,000 shares and the Company received net proceeds of $3,827,000 after deducting the underwriting discount of $294,000 and additional issuance costs of $79,000.

     Upon consummation of the IPO, the Company entered into a credit agreement with Axel Johnson (the "Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000. As of September 30, 1997, there were no amounts outstanding under this line of credit. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a

                               LARSCOM CORPORATION


similar size and nature. The events of default under the Credit Agreement include any failure to pay punctually any principal or interest due under the Credit Agreement, any act of insolvency of the Company and any sale by the Company of all or substantially all of its assets. Upon an event of default, any borrowings under the line of credit become payable in full.

     On March 20, 1997, the Company entered into an operating lease under which the Company agreed to pay approximately $164,000 per month for 119,000 square feet of space located in Milpitas, California, near to the Company's previous facilities in Santa Clara, California. The lease commenced in September 1997 and lasts for seven years. The Company has an option to extend the lease for a period of five years subject to certain conditions. These facilities have replaced the Company's previous facilities in Santa Clara. Of the 119,000 square feet the Company is currently occupying 80,000 square feet of the new building and has entered into a sublease for a portion of the remaining space.

     Capital expenditures in the first nine months of 1997 were $2,719,000, and the Company expects approximately $1,800,000 of additional capital expenditures in the balance of the year. As of September 30, 1997, the Company's working capital was $65,789,000. The Company believes that working capital, together with the Company's line of credit and funds generated from operations will provide adequate liquidity to meet the Company's operating and capital requirements for at least the next twelve months. However, there can be no assurance that future events, such as the potential use of cash to fund acquisitions, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion ("APB") No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share and diluted net income per share are expected to be the same as the earnings per share that are currently disclosed under APB No. 15. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

                               LARSCOM CORPORATION


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

     CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and telecommunication companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During the nine months ended September 30, 1997, MCI and IBM/Advantis accounted for 26% and 15% of revenue, respectively. During the nine months ended September 30, 1996, the same two customers accounted for
20% and 14% of revenue, respectively.   None of the Company's customers is
contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the broadband area. Broadband product sales represented 36% of revenues during the first nine months of 1997 and 27% of revenues during the same period of 1996. Broadband product sales are expected to continue to increase as a percentage of overall revenues in the longer term although the proportion of broadband sales to total revenues may vary from quarter to quarter. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases, could have a material adverse effect on the Company's business and operating results.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. Other than components and software supplied by Waferscale, Vicor and PMC-Sierra, the Company believes it would be able to develop alternative sources for components and software used in its products without incurring substantial additional costs.
However, there can be no assurance that the inability of the Company to develop alternative sources, if required, an inability by such suppliers to meet the Company's demand or a prolonged interruption in supply or a significant price increase of one or more components or software will not occur, each of which could have a material adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements. Any significant interruption in the supply or degradation in the quality of any such item could have a material adverse effect on the Company's business and operating results.

     The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components. In addition, purchase orders from the Company's customers frequently require delivery quickly after placement of the order. The Company maintains a supply of finished goods inventories at its

                               LARSCOM CORPORATION


manufacturing facility, as well as safety stocks of critical components, in order to respond quickly to customer needs. However, there can be no assurance that interrupted or delayed supplies of key components will not occur which could have a material adverse effect on the Company's business and operating results. From time to time, the Company has experienced shortages and supplier allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations could have a material adverse effect on customer order levels and the Company's business and operating results.

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

     LIMITED INDEPENDENT OPERATING HISTORY. The Company was a wholly owned subsidiary of Axel Johnson from 1987 until the date of the Company's IPO in December 1996 and, accordingly, has had limited independent operating history. As a result the Company has been and will continue to be required to further develop financial, management, administrative and other resources previously provided by Axel Johnson which are necessary to operate successfully as an independent public company. Although the Company and Axel Johnson have entered into several agreements that are intended to ease the Company's transition to being an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson, but there can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

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

                               LARSCOM CORPORATION


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

                               LARSCOM CORPORATION


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

     COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations domestically and overseas. As standards for new services such as ATM evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which in turn could have a material adverse effect on the Company's business and operating results.

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

                               LARSCOM CORPORATION


     LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. The Company relies upon a combination of trade secrets, contractual restrictions, copyrights, trademarks and patents to establish and protect proprietary rights in its products and technologies. Although the Company has been issued only one U.S. patent to date, it believes that the success of its business depends primarily on its proprietary technology, information, processes and know-how, rather than patents. Much of the Company's proprietary information and technology is not patented and may not be patentable. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company has entered into confidentiality and invention assignment agreements with all of its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business and operating results could be materially adversely affected.

                               LARSCOM CORPORATION


PART II:  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K:

          A:   Exhibits:

               11.1  Statements Regarding Computation of Net Income Per Share
               27    Financial Data Schedule

          B:   Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                               LARSCOM CORPORATION


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LARSCOM INCORPORATED




Date  November 12, 1997       By  /s/ Bruce D. Horn
      ---------------------       -------------------------------------------
                                  Bruce D. Horn
                                  Vice President, Finance and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)