Form 10-K
period 1997-12-31
LARSCOM INC
filed 1998-03-30
CIK 1024047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 1-12491
                            ------------------------

                              LARSCOM INCORPORATED

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-2362692
   (State or other jurisdiction of                   (I.R.S Employer
    incorporation or organization)                 Identification No.)

        1845 MCCANDLESS DRIVE                             95035
         MILPITAS, CALIFORNIA                           (ZIP Code)
   (Address of principal executive
               offices)

                                 (408) 941-4000

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998, was approximately $70,639,000.

    The number of the registrant's shares outstanding as of February 28, 1998, was 8,190,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

  ITEM 1.     BUSINESS..................................................................          3

  ITEM 2.     PROPERTIES................................................................         14

  ITEM 3.     LEGAL PROCEEDINGS.........................................................         14

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................         14

PART II

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.....         15

  ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA......................................         16

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS..............................................................         17

  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................         26

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................         27

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE..............................................................         48

PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................         48

  ITEM 11.    EXECUTIVE COMPENSATION....................................................         48

  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............         48

  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................         48

PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........         49

                                     PART I

ITEM 1.  BUSINESS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS, OR STRATEGIES REGARDING THE FUTURE. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

    Larscom Incorporated (the "Company" or "Larscom") develops, manufactures and markets a broad range of high speed global internetworking solutions for network service providers ("NSPs"), Internet Service Providers ("ISPs") and corporate users. Larscom's products provide access to fractional T1 ("FT1"), E1, T1/E1, frame relay, fractional T3/E3, channelized T3 services, Clear Channel ATM ("CCA") inverse multiplexing, clear channel T3 and asynchronous transfer mode ("ATM"), with Inverse Multiplexing for ATM ("IMA") under development. Larscom's newest products, the Edge family, supports transparent or native LAN services, virtual private networks, high speed internet access and intranet/extranet services.

    Prior to the Company's initial public offering ("IPO") in December 1996, the Company was a wholly owned subsidiary of Axel Johnson Inc. ("Axel Johnson"). Upon consummation of the IPO, Axel Johnson owned 55% of the Class A and B Common Stock of the Company and controlled 83% of the voting interest. These ownership and control percentages remain current.

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

    The increased demand for WAN speed and capacity has been accompanied by increased complexity in available network services. In addition to dedicated 56/64 kbps and T1/FT1 services, both private and public frame relay, ISDN basic rate and primary rate and ATM are available. This large variety of services has also been coupled with an escalation in the variety and complexity of LAN technology (10 Mbps Ethernet, 100 Mbps Ethernet, Fiber Distributed Data Interface ("FDDI"), switched Ethernet and Gigabit Ethernet). ATM, in particular, adds complexity to network demands. As an alternative to current circuit based (or Time-Division Multiplexing ("TDM")) services, ATM is a new cell based service which allows corporate users and NSPs to combine all types of traffic--data, voice, video and image--across the same network. ATM is expected to become more widely available as standards evolve. Since it utilizes cell based technology rather than traditional circuit based TDM technology, ATM poses significant network hardware and software challenges. To date, ATM has been deployed in the backbone infrastructure of the NSPs and ISPs. Although NSPs and ISPs have yet to use the technology widely to transport ATM traffic, they have used ATM as a backbone technology for other offerings such as frame relay, internet and transparent LAN services.

    As a result of both the increased demand for WAN capacity and the complexity and continuing evolution of service offerings, businesses have been transitioning from the use of private WANs dedicated to individual businesses to greater use of public WANs maintained by NSPs and ISPs. As this transition occurs, NSPs and ISPs are being asked to provide an increasing variety of transmission services and network management services. In addition, corporate users in many cases are requiring NSPs to assume full responsibility for operation and monitoring of the network and to guarantee certain levels of service.

    NSPs, ISPs and corporate users require equipment that supports higher bandwidth than provided by common T1 and E1 services. In addition, NSPs, ISPs and corporate users increasingly are seeking a solution that bridges the technology gap by providing connectivity to both the currently ubiquitous TDM network environment and the emerging ATM environment without requiring that one technology be dropped in favor of the other. Moreover, many businesses need to operate on a global basis with networks that cross international boundaries. Furthermore, NSPs and corporate users require the ability to add more services and high-speed applications in a rapid and affordable manner. Accordingly, NSPs and corporate users require telecommunications equipment that supports a broad range of services and that will operate reliably, flexibly and consistently in all the required countries. The complexity and variety of services and products have prompted NSPs, ISPs and corporate users alike to consolidate their purchasing activity by using fewer vendors who offer reliable and affordable equipment throughout the world.

THE LARSCOM SOLUTION

    The Company's broad range of product offerings provides access to both ATM and TDM services across a variety of international standards at speeds ranging from 56 kbps to 155 Mbps. The Company's products have modular architectures that simplify the provisioning of new services by NSPs and ISPs and lower the cost for large corporate users of obtaining additional bandwidth.

    PROVIDING MULTI-SERVICES/MULTI-CUSTOMER SOLUTIONS. Although ATM equipment has seen success in the carrier infrastructure, widely available ATM service has yet to meet previous industry predictions. ATM as an access technology, however, is beginning to gain acceptance, becoming the technology of choice for many network service providers as the vehicle to offer multiple services--cell, frame, circuit, Internet, intranet, extranet, transparent LAN or virtual private networks. ATM's greatest benefit is its ability to transport a variety of media types seamlessly across the network, as it is already doing in many of the backbone infrastructures of carriers today. The Edge family of ATM edge access products provides economic multi-services solutions to NSPs and ISPs, and addresses the need to service multiple clients through a common and secure platform.

    BRIDGING THE TECHNOLOGY GAP. To address the gap between emerging and existing technologies, in particular between ATM and TDM, the Company has developed a broad range of network communications products that provide its corporate customers with reliable and flexible network access. The Company offers its NSP and ISP customers easily deployable, well managed solutions to provision new network services quickly. In the broadband market, for example, the Orion 4000 is unique in its ability to accommodate both ATM and TDM connectivity within the same multiplexing architecture. The Edge family allows Ethernet, fast Ethernet, FDDI, and Token Ring LANs to operate seamlessly across long distances.

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

    SCALEABILITY AND MODULARITY. The Company has incorporated flexibility and modularity into its products as network complexity and bandwidth increase, as industry standards evolve and as NSPs, ISPs and corporate users seek to meet multiple needs. The Company's upgradeable software and plug in modules allow services to be added rapidly and cost effectively as demand changes and industry standards evolve.

    RELIABILITY AND QUALITY. The Company has earned a strong reputation for the quality of its products, as well as its responsive service. The Company's products are manufactured to meet the highest standards of reliability and quality, including intensive system level testing in development and manufacturing. Larscom has responded to its customers' needs by providing telecommunications equipment that operates reliably and consistently across the globe. The Orion and Edge product families are designed, tested and certified for use in major international markets.

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

PRODUCTS

    The Company's principal products consist of broadband access solutions such as the Orion 4000 and Edge product families and digital access solutions such as the Orion 200 and Access-T products. Broadband products address transmission speeds greater than 2 Mbps and digital access products address speeds less than 2 Mbps. The Company's principal product platforms feature modular software and hardware, which can be adapted to changing industry standards and customer needs. The products can be upgraded in the field, for new features or standards, by downloading new software. In addition, several of the products are designed to permit ready addition of modules to provide new functions or interfaces. This provides an NSP, ISP or corporate user with the components necessary to design an entire system to interconnect multiple locations in a cost effective and manageable network.

    In order to enhance its current and future broadband product line the Company purchased NetEdge Systems, Inc. ("NetEdge") in December 1997. NetEdge, with the Edge product line, offers an advanced ATM-based technology platform for service providers to offer transparent or native LAN service, virtual private networks, high-speed Internet access, and intranet/extranet services.

BROADBAND PRODUCTS

    Larscom entered the broadband market in 1991 with the acquisition of T3 Technologies, Inc. Larscom's broadband product line consists of a range of products that include the Orion 4000 broadband access multiplexer, a family of inverse multiplexers, a single function T3 Digital Service Unit ("DSU") and most recently, the Edge Series ATM edge access products. In 1997, broadband product revenues were 40% of total 1997 revenues.

    ORION 4000. The Orion 4000 is a highly versatile broadband access multiplexer with a unique architecture that handles both ATM and TDM traffic using a dual, redundant, 155 Mbps bus structure. Prices for the Orion 4000 start at $20,500 for a basic system equipped with a single inverse-multiplexing module. The Orion 4000 accommodates data applications operating at speeds from
1.54 Mbps up to 50 Mbps, as well as network connections that range from T1 or E1 to 155 Mbps. The Orion 4000 is designed to enable different functionality to be added in a modular and cost effective fashion. It is available in both 5 slot and 12 slot shelf configurations, both of which have met the requirements of CE (European Union

Certification) for international markets. The Orion 4000 is distinctive in the role that it can play in hybrid networks (TDM networks with ATM applications) and in providing an economic migration path from low bandwidth to high, thereby ensuring legacy equipment investment protection.

    The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules, introduced in 1994 and 1995, respectively, provide transparent channels for applications such as LAN interconnection or video transmission. The T3mux and Tmux modules, introduced in 1995, provide greater flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit and combine T1 traffic from a digital Private Branch Exchange ("PBX") or a T1 multiplexer with inverse multiplexed data. In early 1997, the T3 Clear module for the Orion 4000 was introduced. This application module provides clear channel 45 Mbps transmission and is fully interoperable with the Access-T45, Larscom's standalone T3 DSUs.

    EDGE SERIES PRODUCTS. The Edge family of products consists of the Edge 40, 65, 70 and 80, which were developed to fulfill NSP and ISP needs for service-enabling intelligence at the edge of their networks. A single Edge multiservice system installed in an office building, office park or other carrier point of presence can aggregate and concentrate Ethernet, Fast Ethernet, FDDI and Token Ring LAN traffic from multiple customers to a high-speed ATM link operating at speeds up to 155 Mbps. Each customer appears to have its own secure, private virtual network, operating at the same native speed as its LAN. With the Edge product family, network service providers can maximize service revenue from an ATM link and end users can subscribe to a number of tailored, flexible services. In late 1997, circuit-based service support was added to the Edge family. Edge products have list prices starting at $15,000.

    OTHER BROADBAND PRODUCTS. The Mega-T, introduced in 1993, is the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. Priced from $7,750, it provides economic access to greater than T1 bandwidth for high speed applications, deriving a data channel of up to 6 Mbps from four T1 circuits. Larscom's patented inverse multiplexing algorithm, used for both the Mega-T and Orion 4000, handles alignment of the individual T1s and allows for differential delay between individual T1s. This algorithm also allows the data transmission rate to be lowered should individual T1 circuits fail and to be raised when the circuits are restored. The Mega-T shares with the Orion 4000 the unique ability to identify individual T1 circuits, thereby simplifying trouble shooting. The Mega-T is primarily used for high speed LAN internetworking, as well as frame relay network access above T1 speed and broadcast quality digital video.

    The Access T45, introduced in 1992, is a dual port, 45 Mbps DSU that provides a clear channel T3 network interface. Priced at $7,000, it is used for very high-speed LAN internetworking, for Internet access and backbones and for channel extension. The Access T45 allocates bandwidth in increments of 3 Mbps, a functionality which has been used by some ISPs to control bandwidth assignment for their customers. In addition, it is capable of scrambling LAN data in a manner which ensures the successful receipt of transmitted data.

    EtherSpan, introduced in 1996, is an advanced Ethernet bridge that can handle a sustained data rate of 10 Mbps. It offers cost effective, high speed WAN connectivity for Ethernet LANs, with one 10Base-T Ethernet LAN port and a single WAN port that utilizes either HSD or HSSI standards.

DIGITAL ACCESS PRODUCTS

    Larscom entered the digital access market in 1986 with emphasis on performance monitoring of T1 lines. Larscom's pioneering efforts to deliver an advanced network diagnostic system within a Channel Service Unit ("CSU") resulted in its TNDS (T1 Network Diagnostic System) product line. The advanced performance monitoring capabilities, which were featured in the first TNDS and enhanced and complemented in subsequent CSU and CSU/DSU products, continue to be a hallmark of Larscom throughout its product lines. In 1997, digital access product revenues were 56% of total 1997 revenues.

    ORION 200 FAMILY. The Orion 200 family, introduced in 1994, is an advanced T1 and E1 access multiplexer that can accommodate from two to eight data ports and two network ports. Priced from $4,395, its primary application is for LAN interconnection, often coupled with digital PBX traffic, as well as video conferencing. The Orion 200 family can operate in both T1 and E1 networks, and can also perform conversion between T1 and E1 standards.

    OTHER DIGITAL ACCESS PRODUCTS. The Access-T family, introduced in 1991, is a series of T1/FT1 CSU/ DSUs. Pricing starts at $1,595 for a single port DSU. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/FT1 circuit. The Access-T 1500, a shelf based version introduced in 1992, utilizes a hub and spoke architecture that allows centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained for space. In 1996, the Access-T 100S, a low cost, smaller version of a single port Access T, was introduced, allowing the Company to respond to downward price pressure in the digital access market.

    The Split-T, introduced in 1990, is a stand alone T1/FT1 CSU/DSU, with prices starting at $2,795. It has a front panel that incorporates an LCD user interface for local configuration and is primarily used for LAN interconnection and digital PBX traffic.

    In addition, Larscom offers a family of T1 CSU products, introduced in 1986, centered on the TNDS family of fully featured T1 CSUs. These products offer a T1 network interface with advanced performance monitoring and diagnostic capabilities.

CUSTOMERS

    The Company's customers principally consist of NSPs, ISPs, Fortune 500 corporations, systems integrators, value added resellers ("VARs") and federal, state and local government agencies.

    The Company believes that its relationships with large customers, particularly the NSPs and ISPs, will be critical to its future success. These customers prefer to purchase the majority of their network access solutions from a single vendor, which may benefit the Company as it broadens and enhances its product line. In 1997, 1996 and 1995, NSPs and ISPs represented 63%, 62% and 48%, respectively, of total revenues and the Company's top five customers accounted for 54%, 52% and 48% of revenues in 1997, 1996 and 1995, respectively. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                                               YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                            1997         1996         1995
                                                                            -----        -----        -----
MCI....................................................................         25%          21%          18%
IBM/Advantis...........................................................         14%          13%          14%

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

BACKLOG

    The Company's backlog at any point in time is typically limited. Accordingly, sales in any quarter are largely dependent on orders received during that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically up to 30 days prior to the scheduled shipment date, without penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. Therefore, customer decisions to delay delivery, cancel orders or reduce purchases could have a material adverse effect on the Company's business and operating results.

MARKETING AND SALES

    The Company sells its products in the U.S. primarily through its direct sales organization, with products also being sold through original equipment manufacturers ("OEMs"), VARs and systems integrators. The Company seeks to continue the expansion of its customer base through both direct and alternate distribution channels. Developments in broadband and digital access platforms will continue to be handled by a direct sales organization experienced in system level sales. Additionally, the Company seeks to extend its market reach to the Fortune 2000 corporations in the U.S. through the development of alternate distribution channels and supporting services, with the intent to have such channels in operation by the end of 1998. The Company markets its products internationally through non-exclusive distribution agreements with VARs and systems integrators. In international markets, the Company is seeking to develop partnerships with international NSPs and to develop its own sales and support organization, beginning in 1998, to complement existing distributor relationships. The Company believes the acquisition of NetEdge will assist in the development of international markets as a large proportion of Edge product sales were in Europe which was supported by a team of four sales and support personnel based in the United Kingdom.

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

CUSTOMER SERVICE AND SUPPORT

    The Company's products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The Company has service contracts with most of its major customers, and provides on site service via arrangements with a number of service partners worldwide such as Racal Datacom and Netcom Solutions in the U.S., Data General in Europe and Datacraft in the Pacific Rim. These contracts typically establish response time and level of service commitments, with penalties for non-performance. Larscom maintains a 24 hour, 7 days a week technical assistance support center, and provides on site support with contracted response times, plus a wide range of repair programs. The Company also provides technical applications assistance, as well as customer and distributor product maintenance and installation training.

    Prior to January 1997, all of the Company's products carried a two-year warranty, which generally covered defects in materials and workmanship. In January 1997, the Company changed the warranty period for most of its products to three years. In the past, the Company's warranty expenses have been relatively insignificant and the Company does not expect this to change as a result of the increase in the warranty period.

RESEARCH AND DEVELOPMENT

    Larscom believes that its future success depends on its ability to maintain technological leadership through timely enhancements of existing products and development of new products that meet customer needs. During 1997, 1996 and 1995, total research and development expenses were $9.9 million, $8.1 million and $7.1 million, respectively. In addition, during 1997, the Company incurred a charge of $20.1 million related to in-process research and development associated with the acquisition of NetEdge. The Company believes that a continued commitment to research and development, particularly related to broadband products and emerging technologies, in response to customer demands will be required to remain competitive. Accordingly, the Company is increasing its engineering staff and anticipates research and development expenses to increase in future periods.

    The Company's research and development programs are focused on its modular platforms (the Orion 4000 family, the Edge family, the Orion 200 family and the Access-T family), which allow new technologies to be incorporated and new services supported through incremental modules. The Company will continue to expand the capabilities of the Orion 4000 and the Edge products to address additional broadband technologies such as ATM inverse multiplexing, Synchronous Optical Network ("SONET") and Synchronous Digital Hierarchy ("SDH").

    The Orion 4000 product family was designed specifically to meet the demands of its major customers. These relationships provide the Company with advanced insight into the evolving needs of customers and allow the Company to anticipate new technology requirements. Enhancements to these product families are being developed by including major customers in the product definition and review process. Timely customer feedback is important to the Company in making modifications to existing products and designing new products.

    The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. For the network access market, expertise is required in the general areas of telephony, data networking and network management, as well as specific technologies such as ISDN, ATM and SONET. Further, the telecommunications industry is characterized by the need to design products which meet industry standards for safety, immunity, emissions and network connection. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by NSPs. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market. The Company's business and operating results could be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements.

MANUFACTURING AND QUALITY ASSURANCE

    The Company's manufacturing operations consist of materials procurement, third party assembly of final product based on printed circuit boards, product testing and inspection and system configuration for shipment. The Company has maintained a long term relationship with its third party printed circuit board assembler, Top Line Electronics Corporation, which has allowed the Company to implement total quality control in the entire manufacturing process, including statistically monitored process control programs. The Company utilizes traditional procurement methods with its suppliers, using standard purchase orders for all scheduling and commitments. Most purchase order payment terms are standard with payment due in 30 days, with some orders negotiated to net 45 days payment. The Company uses automated functional product testing to remain flexible to customers' needs while maintaining control of the quality of the manufacturing process. During 1996, the Company increased its emphasis on aggressively monitoring software quality in its products by implementing automated system test programs that verify product performance concurrent with product development and prior to product release.

    During 1998, the Company expects to select one or two turnkey manufacturers to produce the main printed circuit board assemblies for its Access-T and Split-T product lines, and may choose to add additional products in the future. In turnkey manufacturing, unlike manufacturing on consignment, the vendor is responsible for procuring the components utilized in the manufacturing process. This approach transfers some of the economic risks of material cost fluctuation, excess scrap, inventory obsolescence and working capital management to the vendor. The Company will have to commit to purchase certain volumes within various time frames. While management believes that the benefits of turnkey manufacturing outweigh the risks, it is possible that the change will impact the Company's ability to alter the manufacturing schedule in a short time frame in order to satisfy changes in customer demand. The Company will still be responsible for final assembly and testing of finished products.

    On time delivery of the Company's products is dependent upon the availability of quality components used in its products. The Company purchases parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement-sourcing program. The Company attempts to manage risks through developing alternate sources and by maintaining quality relationships with its suppliers. To date, the Company has been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. The Company does acquire certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into the Company's products. Sole sourced components come from suppliers such as Waferscale, Vicor and PMC Sierra. A substantial portion of the Company's shipments in any fiscal period relates to orders received in that period. To meet this demand, the Company maintains a supply of finished goods inventories at its manufacturing facility and safety stock of critical components at the suppliers' stocking location. In addition, a significant percentage of the Company's orders are shipped within three business days of receiving the order. There can be no assurance that interrupted or delayed supplies of key components will not occur which could have a material adverse effect on the Company's business and operating results.

    The Company maintains a comprehensive quality control program. However, complex products such as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and its customers, there can be no assurance that existing or future products based upon the Orion 4000 or Edge architectures or other technologies will not contain undetected errors or failures when first introduced or as new versions are released. While the Company believes that its reserves for estimated future warranty costs are adequate there are inherent risks associated with these estimates particularly for those estimates related to products which have been recently introduced such as the Orion 4000. Warranty claims in excess of those expected by the Company could have a material adverse effect on the Company's business and operating results.

COMPETITION

    The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future. In the broadband market, the Company competes primarily with Digital Link, ADC Kentrox, RAD Data Communications, 3Com's Broadband Division (previously OnStream Networks) , Xylan and Sonoma. In the digital access market, the Company competes against traditional CSU/DSU vendors, such as ADC Kentrox, Verilink and Digital Link, and relatively newer entrants to the market such as ADTRAN and TxPort. The Company competes to a lesser extent with other telecommunications equipment companies. The Company believes that its ability to compete successfully depends upon a number of factors, including timely development of new products and features, product quality and performance, price, announcements by competitors, experienced sales, marketing and service organizations and evolving industry standards. The Company believes that it generally competes favorably in these areas. However, certain competitors have more broadly developed distribution channels and are further along in certain emerging technologies, such as ATM and SONET. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

    In the broadband market, the Company believes that it competes favorably due to the wide functionality of its products and its superior customer service and support. In particular, the Orion 4000 platform has a unique WAN access architecture that supports both cell and circuit traffic, providing flexibility for hybrid networks. Also, the Orion 4000, in conjunction with the Mega-T and Access-T45, provides cost effective and competitively distinctive hub and spoke concentration. Further, the Edge products provide entry into the ATM WAN access market and are engineered to enable service providers to offer value-added services, including internet access, to their customers. However, sales of the Company's broadband products could be adversely affected by slower ATM deployment or by more rapid growth in the SONET/SDH market. Some of the Company's competitors have developed partnerships with third parties for joint marketing or development efforts that could place the Company at a relative disadvantage.

    In the digital access market, the Company believes that it competes favorably due to its commitment to reliability, service and support. Since price is increasingly important, the Company will provide competitively priced products such as the Access-T100S. However, some of the Company's competitors are more advanced in developing indirect sales channels which may be a disadvantage to the Company's sales of digital access products. The Company's digital access products could also be materially adversely affected by the integration of CSU/DSU functionality into switches and routers, by the entry of LAN equipment vendors into the Company's markets, or by the requirement for alternative methods of performance monitoring for services such as frame relay. There is also a risk to the digital access market generally from new technologies that could displace some parts of the T1/E1 CSU/DSU product line. For example, Asymmetrical, Symmetrical and High-Speed Digital Subscriber Line ("ADSL", "SDSL" and "HDSL") are subscriber loop technologies that can enable service providers to deploy T1/FT1 services. These new technologies may ultimately enlarge the total addressable market for digital access products and services.

PROPRIETARY RIGHTS

    The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by competitors of the Company, which could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe on the proprietary rights of such third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liability, resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against the Company and the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business and operating results. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the U.S. and thus make the possibility of misappropriation of the Company's technology and products more likely.

EMPLOYEES

    As of December 31, 1997, excluding employees of NetEdge, the Company had 258 full time employees of whom 73 were primarily engaged in research and development, 55 in manufacturing and quality control, 69 in marketing and sales, 27 in customer service and 34 in administration and finance. The Company also employed a total of 9 temporary and contract personnel. Full time employees added as a result of the NetEdge acquisition were 52 which is expected to decline to approximately 45 as a result of the elimination of duplicate functions. A collective bargaining unit represents none of the Company's employees nor has the Company ever experienced any work stoppage. The Company believes its relationship with its employees is good.

MANAGEMENT

    The executive officers and directors of the Company are as follows:

NAME                                AGE                             POSITION
------------------------------      ---      -------------------------------------------------------
Deborah M. Soon                         45   President, Chief Executive Officer and Director
Bruce D. Horn                           46   Vice President, Finance and Chief Financial Officer
Jeffrey W. Reedy                        39   Vice President, Engineering
Paul A. Strudwick                       46   Vice President, Strategic Planning
George M. Donohoe                       60   Executive Vice President, Network Systems Group
William H. Cory                         44   Vice President, Operations
Paul E. Graf                            54   Chairman of the Board (2)
Donald G. Heitt                         62   Director (2)
Kevin N. Kalkhoven                      52   Director (1)
Harvey L. Poppel                        59   Director (1)(2)
Joseph F. Smorada                       51   Director (1)

------------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

    Deborah M. Soon has served as President and Chief Executive Officer of the Company since July 1994 and as a director since June 1996. Previously, she served as Vice President of Marketing and Sales from June 1993 to June 1994, as Vice President of Marketing from January 1991 to May 1993, and as Director of Marketing from May 1990 to December 1990. Prior to joining the Company, Ms. Soon held management positions in engineering, marketing and sales with AT&T, Prime Computers, BBN Communications Corporation and Data Architects Systems Inc. Ms. Soon earned a BA in Mathematics from the University of California, San Diego and an MBA from the Harvard Graduate School of Business. She has also completed special undergraduate studies at Cambridge University in England.

    Bruce D. Horn has served as Vice President of Finance and Chief Financial Officer of the Company since January 1993. Previously, he served as Director of Finance and Chief Financial Officer from March 1991 to December 1992. Prior to joining the Company, Mr. Horn was Director of Finance at Insystems, Inc. and Corporate Controller at Anicon, Inc. Mr. Horn earned a BA in Accounting from the University of Northern Iowa and an MBA in Finance from California State University, Hayward.

    Jeffrey W. Reedy has served as Vice President of Engineering of the Company since August 1994. Previously, he served as Vice President/Division Manager from January 1993 to August 1994 and Director of Engineering from November 1991 to January 1993. Prior to November 1991, Mr. Reedy was the co-founder and Vice President of Engineering at T3 Technologies, Inc. (which was acquired by the Company in 1991). Mr. Reedy earned a BSE in Electrical Engineering and Computer Science from Duke University and an MSEE from Stanford University.

    Paul A. Strudwick has served as Vice President of Strategic Planning since January 1998. Previously he served as Vice President of Marketing of the Company from August 1994 to December 1997 and as Director of Product Management from March 1992 to August 1994. Prior to joining the Company, he was Product Management/Marketing Consultant for PolyCom, Inc. from October 1991 to February 1992. Prior to October 1991, he was Director of Product Line Management with Northern Telecom, Inc. and held a number of positions with Bell Northern Research in Canada. Mr. Strudwick earned a BSc from the University of Sussex in England.

    George M. Donohoe has served as Executive Vice President responsible for the Network Systems Group since January 1998. Previously he served as Vice President of Sales from August 1994 to December 1997 and as Director of Telco Sales from April 1994 to August 1994 and Western Region Sales Manager from November 1993 to March 1994. Prior to joining the Company, Mr. Donohoe was Director of LAN Product Sales at Teleglobe from February 1993 to October 1993, and Vice President of Sales at Halley Systems from December 1989 to January 1993. Other professional affiliations include Luxcom, Infinet, Honeywell Information Systems and IBM. Mr. Donohoe earned a BS in Industrial Engineering and Management Sciences from the University of South Dakota.

    William H. Cory has served as Vice President of Operations of the Company since February 1990. Prior to joining the Company, Mr. Cory was Director of Quality Assurance for Verilink, Vice President for Wyken Technology, Director of Quality Assurance for Compression Labs., Inc. and Manager of Quality Assurance for Drivetec Inc. Mr. Cory earned a BS in Industrial Engineering and Management Science from Northwestern University.

    Donald G. Heitt has served as a director since November 1996. He has been the Chairman of the Board of Voysys Corporation since December 1995. From April 1990 to January 1996, Mr. Heitt was the President and Chief Executive Officer of Voysys Corporation. Prior to 1990, Mr. Heitt served as Senior Vice President of Telebit Corporation, Vice President of Sales and Marketing and President of the computer division of General Automation, Inc., and Vice President of Honeywell Information Systems, Inc. Mr. Heitt earned a BBA from the University of Iowa.

    Kevin N. Kalkhoven has served as a director since November 1996. He has been the President and Chief Executive Officer of Uniphase since 1992. Mr. Kalkhoven joined Uniphase in January 1992 and has been a member of its board of directors since February 1992. Prior to joining Uniphase, Mr. Kalkhoven held executive positions at a variety of software companies. He served as President and Chief Executive

Officer of Demax Software and as President and Chief Executive Officer of AIDA Corporation. Previously, he was Vice President of Marketing for the European division of Comshare Corporation and Group Vice President for its U.S. subsidiary.

    Paul E. Graf has served as Chairman of the Board of Directors of the Company since June 1990. Mr. Graf has served as President and Chief Executive Officer for Axel Johnson since 1989. Prior to joining Axel Johnson, Mr. Graf held various senior executive positions with Schroders, a venture capital company, Conrac Corporation and Texas Instruments. Mr. Graf earned a BS in Electrical Engineering from Rensselear Polytechnic Institute and an MBA from Boston University.

    Harvey L. Poppel has served as a director since November 1996. He served as Managing Director at Broadview Associates L.L.C. from January 1985 until his retirement in December 1996 and as President of Poptech, Inc. since 1984. Previously, he was Senior Vice President, Board Member and Managing Officer of the Information Industry Practice at Booz, Allen & Hamilton and managed communications software development at both Western Union and Westinghouse Electric. He also is a director of Cotelligent Group, Inc., a professional services firm. Mr. Poppel holds an MS and a BS from Rensselear Polytechnic Institute.

    Joseph F. Smorada has served as a Director of the Company since June 1992. Mr. Smorada has served as Senior Vice President and Chief Financial Officer of Axel Johnson since April 1992. Prior to joining Axel Johnson, Mr. Smorada was Senior Vice President and Chief Financial Officer for Lone Star Industries, Inc. from September 1988 to April 1992. Prior to 1988, Mr. Smorada held senior executive positions with Conrac Corporation and Continental Group, Inc. Mr. Smorada earned a BA in Economics from California University of Pennsylvania.

ITEM 2.  PROPERTIES

    In September 1997, the Company moved into a new 119,000 square foot leased facility located in Milpitas, California. The Company is using approximately 80,000 square feet of the new facility and the remainder is sublet. The company vacated its previous premises in Santa Clara, California. All of the Company's manufacturing, sales and marketing, customer service and administration and some research and development are performed at the Company's Milpitas facility.

    In connection with the acquisition of NetEdge, the company assumed their lease for 40,000 square feet in Research Triangle Park (RTP), North Carolina. After the transition of the manufacturing and administration of NetEdge to Milpitas, the company expects to vacate its existing facility in RTP, comprising 16,000 square feet, and relocate to the new facility. The old facility in RTP will be subleased to new tenants through the end of its term. The new facility in RTP will primarily be used for research and development with some marketing personnel. The Company also leases space for small sales offices throughout the U.S. and has one sales office in the UK.

    In March 1998, the Company sold its interest in a partnership from whom it leased its previous facility until September 1997 for gross proceeds of $1,700,000.

    The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company made its initial public offering ("IPO") of Class A Common Stock on December 18, 1996, at $12.00 per share, and the Class A Common Stock of the Company began trading in the over-the-counter market on the NASDAQ National Market on December 19, 1996, under the symbol "LARS." The following table sets forth the high and low sales prices for the Company's Class A Common Stock as reported on the NASDAQ National Market from December 19, 1996 through December 31, 1997. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                                                 HIGH         LOW
                                                                              ----------  -----------
December 19 to December 31, 1996............................................  $      12   $      111/8

1997
  First quarter.............................................................  $      153/8 $       81/8
  Second quarter............................................................  $      133/8 $       6
  Third quarter.............................................................  $      113/8 $       71/16
  Fourth quarter............................................................  $      133/8 $       71/2

    As of February 28, 1998, there were 33 holders of record of the Company's Class A Common Stock and 1 holder of record of the Company's Class B Common Stock. The Company had an estimated 3,170 beneficial holders of its Class A Common Stock as of March 4, 1998.

    The Company received net proceeds of $67,106,000 in December 1996 and January 1997 from its IPO.

    From December 18, 1996, the effective date of the Registration Statement, to December 31, 1997, net proceeds were used for the payment of a note and accrued interest of $25,627,000, capital expenditures of approximately $1,515,000, working capital of approximately $17,571,000 and general corporate expenses of approximately $22,393,000. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company except the note and accrued interest paid of $25,627,000 to Axel Johnson, Inc.

    The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................................  $  75,955  $  66,444  $  48,663  $  36,550  $  39,035
Cost of revenues...........................................     32,718     29,949     21,147     15,037     14,989
                                                             ---------  ---------  ---------  ---------  ---------
    Gross profit...........................................     43,237     36,495     27,516     21,513     24,046
                                                             ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................................      9,943      8,123      7,143      6,703      6,269
  Selling, general and administrative......................     21,145     19,408     15,762     13,385     13,629
  In-process research and development charge related to
    acquisition............................................     20,120     --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
    Total operating expenses...............................     51,208     27,531     22,905     20,088     19,898
                                                             ---------  ---------  ---------  ---------  ---------
Operating income (loss)....................................     (7,971)     8,964      4,611      1,425      4,148
Non-operating income (expense), net........................      1,726       (597)         3          9     --
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes..........................     (6,245)     8,367      4,614      1,434      4,148
Income tax provision (benefit).............................     (2,486)     3,437      2,085        773      1,853
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)..........................................  $  (3,759) $   4,930  $   2,529  $     661  $   2,295
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Basic and diluted earnings (loss) per share................  $   (0.21) $    0.41  $    0.21  $    0.06  $    0.19
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Basic and diluted weighted average shares..................     18,078     12,170     11,900     11,900     11,900
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Cash dividends per share...................................  $  --      $    2.10  $  --      $  --      $  --
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Shares used to compute cash dividends per share............     --         11,900     --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------


                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital............................................  $  33,911  $  55,944  $   8,605  $   7,520  $   7,620
Total assets...............................................     87,910     73,043     25,739     21,772     19,526
Total stockholders' equity.................................     62,227     61,445     18,236     15,707     15,046

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS, OR STRATEGIES REGARDING THE FUTURE. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

    Over the past several years, Larscom has transitioned its business from supplying single purpose T1 and FT1 wide area network customer premises equipment ("CPE") to Fortune 500 corporations, to providing high speed network access platform solutions predominantly to NSPs. From 1986 through 1991, Larscom engaged primarily in the development, marketing and support of T1 CSU/DSUs and T1 diagnostic equipment. In October 1991, the Company acquired T3 Technologies Inc. ("T3T"), a broadband products company. The first broadband products developed by Larscom after the acquisition of T3T were the Access T45, one of the first T3 DSUs, and the Mega-T, the first multiple T1 inverse multiplexer. Since then, the Company has invested significant resources in developing a suite of broadband capabilities for the Orion 4000 platform. Sales related to the Company's broadband products--Access T45, EtherSpan, Mega-T and Orion 4000--represented 40% and 31% of total revenues in 1997 and 1996, respectively. In December 1997, the Company completed the acquisition of NetEdge further expanding its broadband product line.

    A small number of customers, consisting of NSPs and resellers, have accounted for a majority of the Company's revenues in each of the past several years. Sales to the Company's top five customers accounted for 54%, 52%, and 48% of revenues in 1997, 1996 and 1995, respectively. Sales to NSPs represented 63%, 62% and 48% in 1997, 1996 and 1995, respectively.

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

    On December 2, 1997, Larscom entered into an Agreement and Plan of Reorganization ("the Agreement"). The agreement provided for the merger of a wholly-owned subsidiary of the Company with and into NetEdge Systems Inc. ("NetEdge") a privately-held designer and manufacturer of ATM edge access equipment, headquartered in Research Triangle Park, North Carolina, which was consummated on December 31, 1997. The total merger consideration paid by Larscom consisted of $25,793,000 in cash and acquisition costs of $1,182,000. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. The Company recorded a charge to earnings of $20.1 million for acquired in-process research and development related to NetEdge.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1997         1996         1995
                                                                     -----------  -----------  -----------
Revenues...........................................................        100%         100%         100%
Cost of revenues...................................................         43           45           43
                                                                           ---          ---          ---
    Gross profit...................................................         57           55           57
                                                                           ---          ---          ---
Operating expenses:
  Research and development.........................................         13           12           15
  Selling, general and administrative..............................         28           29           33
  In-process research and development charge related to
    acquisition....................................................         26        --           --
                                                                           ---          ---          ---
    Total operating expenses.......................................         67           41           48
                                                                           ---          ---          ---
Operating income (loss)............................................        (10)          14            9
Non-operating income (expense), net................................          2           (1)       --
                                                                           ---          ---          ---
Income (loss) before income taxes..................................         (8)          13            9
Income tax provision (benefit).....................................         (3)           6            4
                                                                           ---          ---          ---
Net income (loss)..................................................          (5)%          7%           5%
                                                                            ---          ---          ---
                                                                            ---          ---          ---

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUES. Revenues increased 14% to $75,955,000 in 1997 from $66,444,000 in 1996. The growth in revenues reflected increased sales of the Company's broadband products, particularly the Orion 4000, which were partially offset by a small decrease in sales of digital access products. Sales to NSPs continue to account for an increasing percentage of total revenue. The Company expects sales of broadband products to increase both on an absolute basis and as a percentage of revenues due to increased sales of the Edge product line and increases in sales of Orion 4000 products.

    GROSS PROFIT. As a percentage of revenues, gross profit increased to 57% in 1997 from 55% in 1996. This increase was primarily a result of changes in revenue mix to higher margin broadband products and to a lesser extent lower per unit material costs, offset by declining prices of digital access products. Gross profits in 1998 and future years, as compared to 1997, will be reduced by $1,718,000 due to the annual amortization of purchased technology related to the acquisition of NetEdge. Gross profits as a percentage of revenues will also fluctuate depending upon a number of other factors, but primarily as a result of changes in product mix, discounts given and changes in production volume. The Company is continuing to seek to increase broadband product sales and to reduce the cost of its broadband products as well as its digital access products. There can be no assurance that such efforts will be sufficient to offset the anticipated decline in the average selling prices of both broadband and digital access products.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 22% to $9,943,000 in 1997 from $8,123,000 in 1996. As a percentage of revenues, research and development expenses increased to 13% in 1997 from 12% in 1996 primarily due to increased headcount working on both the broadband and digital access product lines. The Company believes that a continued commitment to research and development, particularly related to broadband products and emerging technologies in response to customer demands, will be required to remain competitive, although research and development as a percentage of revenues should remain relatively constant.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 9% to $21,145,000 in 1997 from $19,408,000 in 1996. As a percentage of revenues, selling, general and administrative expenses declined to 28% in 1997 from 29% in 1996. The increase in absolute dollars was due primarily to additional personnel costs in the sales, marketing and administrative functions. This was offset by lower commissions and amortization expense. Selling, general and administrative expenses also include a charge from Axel Johnson for legal, accounting, tax, treasury and administrative services. For 1997 and 1996, these charges were approximately $622,000 and $527,000, respectively. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations, the development of its distribution channels (particularly outside the United States) and the acquisition of NetEdge. The Company expects these costs to be partially offset by reductions in the charge for administrative services from Axel Johnson.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development represents charges incurred as a result of the Company's acquisition of NetEdge in December 1997. See Footnote 9 of the Notes to the Consolidated Financial Statements for additional information.

    NON-OPERATING INCOME (EXPENSE), NET. Net non-operating income of $1,726,000 during 1997 principally represents federal income tax exempt interest from the Company's cash equivalents and short-term investments. The expense during 1996 of $597,000 primarily represents interest charged on the $25,000,000 note payable to Axel Johnson, which was paid with the proceeds of the initial public offering.

    INCOME TAXES PROVISION (BENEFIT). The effective tax benefit rate for 1997 of 40% differs from the federal statutory rate of 34% primarily as a result of state taxes. As a result of the acquisition of NetEdge, the Company recorded a deferred tax asset of $7,480,000 related to the Company's in-process research and development charge discussed above. The Company believes that recovery of its deferred tax assets is more likely than not and accordingly has not established any valuation allowance against it. In future periods, if it is anticipated that the Company is not able to generate sufficient taxable profits to recover its deferred tax assets it will necessary to record a valuation allowance against this asset which could have a significant impact on earnings. The effective tax rate of 41% for 1996 differed from the federal statutory rate as a result of non-deductible goodwill amortization and state taxes.

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

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 14% to $8,123,000 in 1996 from $7,143,000 in 1995. As a percentage of revenues, research and development expenses declined to 12% in 1996 from 15% in 1995 due to increased revenues which were offset by an increase in research and development expenses. The increase in research and development expenses in 1996 was due primarily to a 45% increase in headcount during 1996, as well as increased costs associated with product safety and country specific product certification.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 23% to $19,408,000 in 1996 from $15,762,000 in 1995. As a percentage of revenues, selling, general and administrative expenses declined to 29% in 1996 from 33% in 1995. The increase in absolute dollars was due to additional personnel costs associated with expansion of the Company's sales and marketing resources, as well as higher selling expenses associated with higher revenues. Selling, general and administrative expenses included the amortization of goodwill of approximately $356,000 and $988,000 during 1996 and 1995, respectively, related to the acquisition of Larscom by Axel Johnson in 1987 and the acquisition of T3T by Larscom in 1991. Goodwill relating to these acquisitions was fully amortized as of December 31, 1996. Selling, general and administrative expenses also include a charge from Axel Johnson for legal, accounting, tax, treasury and administrative services. For 1996 and 1995, these charges were approximately $527,000 and $549,000, respectively.

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

    The Company's operating activities generated $3,829,000 in cash in 1997. Cash generated by operations was primarily the result of net income, before the in-process research and development charge, and increases in accounts payable, offset by increases in accounts receivable and inventory. Operating activities generated $4,710,000 of cash in 1996 primarily as a result of net income and increases in accrued expenses and other liabilities, offset by increases in accounts receivable and inventories.

    On December 18, 1996, the Company sold 5,800,000 shares of Class A Common Stock at a price per share of $12 in its initial public offering. During 1996, net proceeds of the offering were $63,279,000 after issuance costs of $1,449,000 and the underwriting discount of $4,872,000. In January 1997, the underwriters exercised their option to sell an additional 350,000 shares and the Company received net proceeds of $3,827,000.

    In December 1996, the Company entered into a credit agreement with Axel Johnson ("the Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default any borrowings under the line of credit shall become payable in full. To date the Company has not found it necessary to utilize this line of credit. In addition to such Credit Agreement, the Company and Axel Johnson entered into an administrative service agreement and a tax sharing agreement for the purposes of defining the on-going relationship between them. See Footnotes 1 and 3 of the Notes to the Consolidated Financial Statements.

    In December 1997, the Company paid cash of $25,793,000 and incurred acquisition costs of $1,182,000 to purchase NetEdge. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. The Company estimated that the useful economic lives of the current technology, trademarks and goodwill were five, seven and six years, respectively. The Company recorded a charge to earnings of $20.1 million for acquired in-process research and development related to NetEdge.

    Capital expenditures in 1997 of $4,645,000 were principally for the purchase of computers, software and test equipment as well as leasehold improvements on the new building occupied in September 1997. The Company expects capital expenditures during 1998 to be approximately $4,500,000.

    The Company believes that working capital together with the Company's line of credit and funds generated from operations will provide adequate liquidity to meet the Company's operating and capital requirements at least through 1998. There can, however, be no assurance that future events, such as the potential use of cash to fund acquisitions, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

    The effects of inflation on the Company's revenues and operating income have not been material.

                         NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS 130 or SFAS 131 will have a material impact on the Company's results of operations, cash flows or financial position.

                              CERTAIN RISK FACTORS

    YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists concerning the potential effects associated with such compliance. Larscom products use a two-digit year value rather than a four digit value. Based on preliminary tests performed on products that account for substantially all of our revenues we believe that there will be no significant impact as the year changes from 1999 to 2000. This is because the date carried in the internal workings of the Company's products do not affect the operation of the networks of which these products are a part. The Company is in the process of performing additional testing procedures to clarify any other issues that may exist related to the Year 2000 but does not believe that the costs of this testing will be material or that the costs of potential changes to products will be material. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

    CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly the NSPs and telecommunications companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. In 1997, 1996 and 1995, NSPs and ISPs represented 63%, 62% and 48%, respectively, of total revenues and the Company's top five customers accounted for 54%, 52%, and 48% of revenues in 1997, 1996 and 1995, respectively. None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

    DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER
DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the broadband area. Broadband product sales represented 40% of revenues during 1997 and are expected to continue to increase as a percentage of overall revenues in the longer term although the proportion of broadband sales to total revenues may vary from quarter to quarter. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

    DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. Other than components and software supplied by Waferscale, Vicor, Xilinx and PMC-Sierra, the Company believes it would be able to develop alternative sources for components and software used in its products without incurring substantial additional costs. However, there can be no assurance that the inability of the Company to develop alternative sources, if required, an inability by such suppliers to meet the Company's demand or a prolonged interruption in supply or a significant price increase of one or more components or software will not occur, each of which could have a material adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements. Any significant interruption in the supply or degradation in the quality of any such item could have a material adverse effect on the Company's business and operating results.

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

    LIMITED INDEPENDENT OPERATING HISTORY. The Company has been a wholly owned subsidiary of Axel Johnson since 1987 until the date of the Company's IPO and accordingly, has had limited independent operating history. The Company will be required to further develop financial, management, administrative and other resources previously provided by Axel Johnson which are necessary to operate successfully as an independent public company. Although the Company and Axel Johnson have entered into several agreements that are intended to ease the Company's transition to an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson, however there can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT
BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. The Company's sales historically have been concentrated in a small number of customers. Therefore, sales for a given quarter may depend to a significant degree upon product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. For example, since 1994 sales to MCI, IBM/Advantis, AT&T, UUNET and other current customers have occasionally varied by up to $1.2 million from quarter to quarter. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's backlog and consequent ability to predict revenues is limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

    The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, manufacturing costs and amortization of certain intangible assets. For example, a price reduction of a particular product in response to competitive pressure which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and could have a material adverse effect on the Company's business and operating results. The Company's anticipated increase in overall spending in future periods in order to pursue new market opportunities might also affect operating margins. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, however, expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the adverse impact of the revenue shortfall on the Company's operating results may be greater due to the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

    CONTROL BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment, to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient voting power to control the direction and policies of the Company, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of the Company and the election of the Board of Directors of the Company, and to prevent or cause a change in control of the Company. In addition, the authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock (the "Preferred Stock"). The Board of Directors is authorized to provide for the issuance of Preferred Stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may issue a series of Preferred Stock in the future that will have preference over both classes of the Company's Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding up or which could otherwise adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company. Such control may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

    RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has had little experience in international markets. The Company believes that international sales will increase due in large part to the acquisition of NetEdge and also to increased international sales of the Company's existing products. The conduct of business outside the U.S. is subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, in order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

    MANAGEMENT OF EXPANDING OPERATIONS. The growth in the Company's business has placed a significant strain on the Company's personnel, management and other resources, and is expected to continue to do so. In order to manage any future expansion effectively, the Company must attract, train, motivate and manage new employees successfully, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems, particularly as the Company continues to transition from services previously provided by Axel Johnson. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. Moreover, the Company expects to increase significantly the size of its domestic and international sales support staff and expand the scope of its sales and marketing activities. The Company's failure to manage any expansion effectively, including the above factors, could have a material adverse effect on the Company's business and operating results.

    COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S. the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for new services such as ATM evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which in turn could have a material adverse effect on the Company's business and operating results.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An important element of the Company's strategy is to review acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company has no current agreements or negotiations underway with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased research and development in process) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

    RISKS ASSOCIATED WITH THE ACQUISITION OF NETEDGE. In addition to risks described under "--Risks Associated with Potential Acquisitions," the Company faces significant risks associated with its recent acquisition of NetEdge. There can be no assurance that the Company will realize the desired benefits of this acquisition. In order to successfully integrate NetEdge, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products from both engineering and sales and marketing perspectives, and consolidate facilities. Difficulties encountered in the integration process could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company used purchase accounting in connection with the acquisition of NetEdge, resulting in a charge to be taken each of the next five to seven years for the amortization of intangible assets. As a result, the Company expects that the acquisition will be dilutive to earnings in 1998.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Larscom Incorporated

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

San Jose, California
January 21, 1998, except for Note 10
which is as of March 25, 1998.

                              LARSCOM INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $   8,254  $  46,403
  Short-term investments....................................................................     16,598     --
  Accounts receivable, net..................................................................     17,070      9,478
  Inventories...............................................................................     13,328      8,654
  Deferred income taxes.....................................................................      2,741      2,026
  Prepaid expenses and other current assets.................................................      1,285        722
                                                                                              ---------  ---------
    Total current assets....................................................................     59,276     67,283
Property and equipment, net.................................................................      9,703      5,530
Intangible assets, net......................................................................     10,658         92
Deferred income taxes.......................................................................      8,062     --
Other assets................................................................................        211        138
                                                                                              ---------  ---------
    Total assets............................................................................  $  87,910  $  73,043
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations..............................................  $     341  $  --
  Accounts payable..........................................................................      8,219      2,569
  Accrued expenses and other current liabilities............................................     13,562      7,441
  Due to Axel Johnson.......................................................................      3,243      1,329
                                                                                              ---------  ---------
    Total current liabilities...............................................................     25,365     11,339
Capital lease obligations...................................................................        208     --
Deferred income taxes.......................................................................     --            259
Other non-current liabilities...............................................................        110     --
                                                                                              ---------  ---------
    Total liabilities.......................................................................     25,683     11,598
                                                                                              ---------  ---------
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000 shares authorized; no shares issued or
    outstanding.............................................................................     --         --
  Class A Common Stock, $0.01 par value; 100,000 shares authorized; 8,137 and 7,000 shares
    issued and outstanding, respectively....................................................         81         70
  Class B Common Stock, $0.01 par value; 11,900 shares authorized; 10,000 and 10,700 shares
    issued and outstanding, respectively....................................................        100        107
  Additional paid-in capital................................................................     80,929     76,392
  Accumulated deficit.......................................................................    (18,883)   (15,124)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................     62,227     61,445
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $  87,910  $  73,043
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Revenues.........................................................................  $  75,955  $  66,444  $  48,663
Cost of revenues.................................................................     32,718     29,949     21,147
                                                                                   ---------  ---------  ---------
    Gross profit.................................................................     43,237     36,495     27,516
                                                                                   ---------  ---------  ---------
Operating expenses:
  Research and development.......................................................      9,943      8,123      7,143
  Selling, general and administrative............................................     21,145     19,408     15,762
  In-process research and development charge related to acquisition..............     20,120     --         --
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................     51,208     27,531     22,905
                                                                                   ---------  ---------  ---------
Income (loss) from operations....................................................     (7,971)     8,964      4,611
Interest expense charged by Axel Johnson.........................................     --           (630)    --
Interest income..................................................................      1,726         33          3
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................................     (6,245)     8,367      4,614
Income tax provision (benefit)...................................................     (2,486)     3,437      2,085
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $  (3,759) $   4,930  $   2,529
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic and diluted earnings (loss) per share......................................  $   (0.21) $    0.41  $    0.21
Basic and diluted weighted average shares........................................     18,078     12,107     11,900

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997         1996       1995
                                                                                -----------  ----------  ---------
Cash flows from operating activities:
  Net income (loss)...........................................................  $    (3,759) $    4,930  $   2,529
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..............................................................        2,431       1,959      1,535
    Amortization..............................................................           77         434      1,109
    Deferred income taxes.....................................................       (9,036)       (929)      (132)
    In-process research and development charge................................       20,120      --         --
    Loss on disposal of property and equipment................................          207      --         --
    Changes in assets and liabilities, net of acquisition effects:
      Accounts receivable.....................................................       (5,555)     (3,054)    (1,449)
      Inventories.............................................................       (3,120)     (1,404)    (1,063)
      Prepaid expenses and other current assets...............................         (489)       (310)        77
      Accounts payable........................................................        2,545         153        233
      Income taxes payable....................................................           62      --         --
      Accrued expenses and other current liabilities..........................          346       2,931      1,195
                                                                                -----------  ----------  ---------
Net cash provided by operating activities.....................................        3,829       4,710      4,034
                                                                                -----------  ----------  ---------
Cash flows from investing activities:
  Purchases of short-term investments.........................................     (223,285)     --         --
  Sales of short-term investments.............................................      148,360      --         --
  Maturities of short-term investments........................................       58,327      --         --
  Purchase of property and equipment..........................................       (4,645)     (3,131)    (2,087)
  Purchase of NetEdge Systems, Inc., net of $91 cash acquired.................      (26,884)     --         --
                                                                                -----------  ----------  ---------
Net cash used by investing activities.........................................      (48,127)     (3,131)    (2,087)
                                                                                -----------  ----------  ---------
Cash flows from financing activities:
  Net proceeds from Common Stock offering.....................................        4,235      63,279     --
  Payment of dividend to Axel Johnson.........................................      --          (25,000)    --
  Advances from (repayments to) Axel Johnson..................................        1,914       6,515     (2,011)
                                                                                -----------  ----------  ---------
Net cash provided (used) by financing activities..............................        6,149      44,794     (2,011)
                                                                                -----------  ----------  ---------
Increase (decrease) in cash and cash equivalents..............................      (38,149)     46,373        (64)
Cash and cash equivalents at beginning of period..............................       46,403          30         94
                                                                                -----------  ----------  ---------
Cash and cash equivalents at end of period....................................  $     8,254  $   46,403  $      30
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.................................................................  $   --       $      630  $  --
                                                                                -----------  ----------  ---------
Income taxes paid.............................................................  $     5,799  $    4,366  $   2,217
                                                                                -----------  ----------  ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

    The Company purchased all of the capital stock of NetEdge Systems, Inc. for $26,975, including acquisition expenses of $1,182. See note 9 regarding acquisition of NetEdge Systems, Inc.

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        CLASS A                  CLASS B                         RETAINED
                                                      COMMON STOCK             COMMON STOCK       ADDITIONAL    EARNINGS/
                                                ------------------------  ----------------------    PAID-IN    (ACCUMULATED
                                                  SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT)
                                                -----------  -----------  ---------  -----------  -----------  ------------
Balance at December 31, 1994..................      --        $  --          11,900   $     119    $  13,171    $    2,417
Net income....................................      --           --          --          --           --             2,529
                                                     -----        -----   ---------       -----   -----------  ------------
Balance at December 31, 1995..................      --           --          11,900         119       13,171         4,946
Conversion of Class B Common Stock to Class A
  Common Stock................................       1,200           12      (1,200)        (12)      --            --
Sale of Class A Common Stock, net.............       5,800           58      --          --           63,221        --
Dividend paid.................................      --           --          --          --           --           (25,000)
Net income....................................      --           --          --          --           --             4,930
                                                     -----        -----   ---------       -----   -----------  ------------
Balance at December 31, 1996..................       7,000           70      10,700         107       76,392       (15,124)
Conversion of Class B Common Stock to Class A
  Common Stock................................         700            7        (700)         (7)      --            --
Sale of Class A Common Stock, net.............         350            3      --          --            3,824        --
Issuance under stock plans and other
  issuances...................................          87            1      --                          713        --
Net loss......................................      --           --          --          --           --            (3,759)
                                                     -----        -----   ---------       -----   -----------  ------------
Balance at December 31, 1997..................       8,137    $      81      10,000   $     100    $  80,929    $  (18,883)
                                                     -----        -----   ---------       -----   -----------  ------------
                                                     -----        -----   ---------       -----   -----------  ------------


                                                    TOTAL
                                                STOCKHOLDERS'
                                                   EQUITY
                                                -------------
Balance at December 31, 1994..................   $    15,707
Net income....................................         2,529
                                                -------------
Balance at December 31, 1995..................        18,236
Conversion of Class B Common Stock to Class A
  Common Stock................................       --
Sale of Class A Common Stock, net.............        63,279
Dividend paid.................................       (25,000)
Net income....................................         4,930
                                                -------------
Balance at December 31, 1996..................        61,445
Conversion of Class B Common Stock to Class A
  Common Stock................................       --
Sale of Class A Common Stock, net.............         3,827
Issuance under stock plans and other
  issuances...................................           714
Net loss......................................        (3,759)
                                                -------------
Balance at December 31, 1997..................   $    62,227
                                                -------------
                                                -------------

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES:

    Larscom Incorporated (the "Company"), a majority owned subsidiary of Axel Johnson Inc. ("Axel Johnson"), develops, manufactures and markets a broad range of high speed, global internetworking solutions for network service providers and corporate users. The Company operates in one industry segment.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a less than 50% owned entity is accounted for using the equity method.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. The Company primarily invests its excess cash in municipal bonds rated AA or better. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company's accounts receivable are derived from sales to customers primarily in the United States. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses, and to date has not experienced any material losses. Receivables from two customers represented 13% and 18%, and 18% and 23% of accounts receivable at December 31, 1997 and 1996, respectively.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash and highly liquid investments with original maturities of ninety days or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those investments and the financial stability of the issuers.

    The Company participates in Axel Johnson's centralized cash management system. Prior to the Company's IPO in December 1996, the cash funding requirements of the Company were met by, and all cash generated by the Company was transferred to, Axel Johnson. Although the Company continues to participate in the Axel Johnson centralized cash management system, the control of the cash, cash equivalents and short-term investments is now maintained by Larscom management.

SHORT-TERM INVESTMENTS

    The Company accounts for its short-term investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and

                              LARSCOM INCORPORATED

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES: (CONTINUED)
reevaluates such determinations at each balance sheet date. All of the securities owned by the Company at December 31, 1997 consisted of fixed and variable rate municipal debt securities and have been classified as available-for-sale. Due to the short-term nature of such securities, fair value approximates carrying amount. Gains and losses on sales of available-for-sale securities have been immaterial. The cost of securities sold is based on the specific identification method.

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in first-out method, or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives or the lease term of the respective assets.

INTANGIBLE ASSETS

    Purchased identifiable intangible assets are amortized using the straight-line method over their estimated useful lives of five to seven years. Goodwill, representing the excess of purchase price over the fair value of net assets acquired is amortized over periods ranging from five to six years on a straight line basis. At each balance sheet date, a review is performed by management to ascertain whether intangibles have been impaired based on several criteria, including, but not limited to, revenue trends, non-discounted operating cash flows and other operating factors.

WARRANTY

    The Company provides a three-year warranty for its products. A provision for the estimated cost of warranty, which includes material, labor and overhead, is recorded at the time revenue is recognized. While the Company believes that its reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates particularly for those estimates related to products that have been recently introduced.

PENSIONS

    Axel Johnson has a noncontributory funded defined benefit pension plan and an unfunded retirement restoration plan covering substantially all the Company's employees. In general, the cost of these plans has been allocated to the Company based on the compensation of the Company's employees. Amounts so allocated are not necessarily indicative of the pension cost that would have been incurred if the Company maintained its own benefit plans. See Note 6 for details. The Company's exposure to retirement benefits is limited to the cost so allocated.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment of the product. The Company, in general, does not grant a right of return to its customers.

                              LARSCOM INCORPORATED

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES: (CONTINUED)
    The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                                                             YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
MCI..............................................................................        25%        21%        18%
IBM/Advantis.....................................................................        14%        13%        14%

RESEARCH AND DEVELOPMENT

    All research and development costs, including software development costs discussed below, are charged to expense as incurred.

SOFTWARE DEVELOPMENT COSTS

    Software development costs incurred prior to establishment of technological feasibility are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general release of the product to the public, were not significant for all periods presented and accordingly have been expensed.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. Prior to the Company's IPO, current tax expense was determined as if the Company were a separate taxpayer. In December 1996, the Company entered into an income tax sharing agreement with Axel Johnson, pursuant to which the Company made a payment to Axel Johnson of an amount in respect of income taxes attributable to the Company for the period from January 1, 1996 to December 18, 1996, the date of the Company's IPO, when the Company ceased to be a member of the Axel Johnson consolidated group.

EARNINGS (LOSS) PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") which established a different method of computing earnings per share. Under SFAS 128, the Company is required to present both basic earnings per share and diluted earnings per share. Unlike diluted earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. As the Company reported a loss for 1997, the impact of any options would have been to reduce the loss per share, therefore basic and diluted net loss

                              LARSCOM INCORPORATED

NOTE 1-- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES: (CONTINUED)
per share are the same. Earnings per share for years prior to 1997 have been restated in accordance with SFAS 128. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                   YEARS ENDED
                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                 PER SHARE DATA)
Net income (loss)......................................................  $  (3,759) $   4,930  $   2,529
                                                                         ---------  ---------  ---------
Weighted average Class A and B Common Stock outstanding................     18,078     12,107     11,900
Dilutive securities:
  Stock options........................................................     --         --         --
                                                                         ---------  ---------  ---------
Weighted average diluted shares outstanding............................     18,078     12,107     11,900
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Basic and diluted earnings (loss) per share............................  $   (0.21) $    0.41  $    0.21

    As of December 31, 1997, 1,690,000 options at a weighted average exercise price of $11.73 were excluded from the computation because the exercise price was greater than the average market price of the common shares.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") the Company is continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123 defines a "fair value" method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method are presented in Note 6.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For all financial instruments, including short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities, the carrying value is considered to approximate fair value due to the relatively short maturities of the respective instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS 130 or SFAS 131 will have a material impact on the Company's results of operations, cash flows or financial position.

                              LARSCOM INCORPORATED

NOTE 2--BALANCE SHEET COMPONENTS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable.................................................................  $  17,201  $   9,603
  Less: Allowance for doubtful accounts.....................................................       (131)      (125)
                                                                                              ---------  ---------
                                                                                              $  17,070  $   9,478
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Inventories:
  Raw materials.............................................................................  $   4,266  $   1,508
  Work in process...........................................................................      3,047      1,823
  Finished goods............................................................................      6,015      5,323
                                                                                              ---------  ---------
                                                                                              $  13,328  $   8,654
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Property and equipment:
  Machinery and equipment...................................................................  $   8,444  $   6,751
  Computers and software....................................................................      7,289      5,136
  Leasehold improvements....................................................................      2,244      1,069
  Furniture and fixtures....................................................................      1,341        742
                                                                                              ---------  ---------
                                                                                                 19,318     13,698
  Less: Accumulated depreciation............................................................     (9,615)    (8,168)
                                                                                              ---------  ---------
                                                                                              $   9,703  $   5,530
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Intangible assets:
  Goodwill..................................................................................  $   1,493  $   2,375
  Other intangible assets (see Note 9)......................................................      9,816      1,013
                                                                                              ---------  ---------
                                                                                                 11,309      3,388
  Less: Accumulated amortization............................................................       (651)    (3,296)
                                                                                              ---------  ---------
                                                                                              $  10,658  $      92
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Accrued expenses and other current liabilities:
  Accrued compensation......................................................................  $   7,006  $   4,807
  Accrued warranty..........................................................................      1,643        458
  Income taxes payable......................................................................      1,318     --
  Other current liabilities.................................................................      3,595      2,176
                                                                                              ---------  ---------
                                                                                              $  13,562  $   7,441
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH AXEL JOHNSON

    Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

    DUE FROM/(TO) AXEL JOHNSON

    Amounts due from/(to) Axel Johnson consist of cash remittances made by the Company to Axel Johnson from its operating bank accounts offset by cash advances to the Company from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. Amounts due to Axel Johnson or due from Axel Johnson are settled when the balance exceeds an agreed upon amount. Neither Axel Johnson nor the Company has charged interest on the balances due. The following is an analysis of the balance due from/(to) Axel Johnson:

                                                                                   DECEMBER 31,
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Balance at beginning of the period......................................  $  (1,329) $   5,186  $   3,175
Cash remittances to Axel Johnson, net of cash advances..................      2,618      1,818      6,563
Charges from Axel Johnson for:
  Income taxes..........................................................     (1,021)    (4,366)    (2,217)
  Pension and thrift plan...............................................     (1,371)    (1,028)      (898)
  Health insurance and workers' compensation............................       (488)      (512)      (534)
  Administrative services...............................................       (622)      (527)      (549)
  Interest on note payable..............................................     --           (630)    --
  Property, liability and general insurance.............................       (596)      (633)      (193)
  IPO related costs.....................................................       (134)      (401)    --
  Other charges.........................................................       (300)      (236)      (161)
                                                                          ---------  ---------  ---------
Balance at the end of the period........................................  $  (3,243) $  (1,329) $   5,186
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    NOTE PAYABLE TO AXEL JOHNSON

    In August 1996, the Company declared a dividend of $25,000,000, evidenced by a note payable to Axel Johnson, bearing interest at a rate of 7.5% per annum. The principal and accumulated interest were paid out of the proceeds of the Company's IPO on December 24, 1996.

    EMPLOYEE BENEFIT PROGRAMS

    The Company participates in various employee benefit programs, which are sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers' compensation. In general the Company reimburses Axel Johnson for its proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as incurred but not reported claims. The Company recorded expenses related to the reimbursement of these costs of approximately $488,000, $512,000 and $534,000 in 1997, 1996 and 1995,
respectively. The Company believes the allocation by Axel Johnson of the proportionate cost is reasonable but is not necessarily indicative of the costs that would have been incurred had the Company maintained its own benefit plans.

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS: (CONTINUED)
    ADMINISTRATIVE SERVICES

    Axel Johnson provides limited services to the Company, including certain treasury, accounting, tax, internal audit, legal and human resources functions. The costs of these functions have been allocated to the Company based on estimates of actual costs incurred. Management believes that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity or after the IPO, had not entered into a management services agreement with Axel Johnson. The allocated costs of these services amounting to $622,000, $527,000 and $549,000 in 1997, 1996 and 1995, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

    CREDIT AGREEMENT

    The Company and Axel Johnson entered into a credit agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility (the "Credit Agreement") to the Company in an aggregate amount of $15,000,000. The Credit Agreement expires in December 1998 and any loans thereunder bear interest during each calendar quarter at a rate per annum equal to the sum of the three month London Interbank Offered Rate (LIBOR), plus 2.0% initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, the Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. The Company is required to maintain compliance with certain covenants under the Credit Agreement. As of December 31, 1997, $15,000,000 was available, and during 1997 and 1996, no borrowings were made under the Credit Agreement.

LARVAN LEASE

    Prior to September 1997, the Company leased its principal facility from Larvan Properties ("Larvan"), a general partnership in which the Company owns a one third interest. The Company paid $278,000, $278,000 and $278,000 in rent expense to Larvan and earned partnership income of $21,000, $36,000 and $36,000 in 1997, 1996 and 1995, respectively. In September, the Company moved to a new facility in Milpitas, which is leased from a third party.

NOTE 4--CAPITAL STOCK:

    In October 1996, the Company's Board of Directors approved a plan to recapitalize the Company by authorizing (i) Class A Common Stock consisting of 100,000,000 shares, (ii) Class B Common Stock consisting of 11,900,000 shares and (iii) 5,000,000 shares of undesignated Preferred Stock. Additionally, the Company's existing Common Stock was reclassified as Class B Common Stock and a 1,190 to one stock split of the Class B Common Stock was effected. Such recapitalization was effected on December 11, 1996. These consolidated financial statements have been restated to reflect the recapitalization and the stock split in all periods presented.

    The rights, preferences and privileges of each class of Common Stock are identical except for voting rights. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to four votes for each share of Class A Common Stock into which Class B Common Stock is convertible. The Class B Common Stock is convertible into Class A Common

                              LARSCOM INCORPORATED

NOTE 4--CAPITAL STOCK: (CONTINUED)
Stock on a share-for-share basis, subject to adjustment for dividends, stock splits, subdivisions or combinations.

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

    In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by the Company and 1,200,000 shares were sold by Axel Johnson. After deducting underwriting discount of $4,872,000 and issuance costs of $1,449,000 the Company received net proceeds of $63,279,000 in December 1996. In January 1997, the underwriters exercised their over-allotment option to sell additional shares and sold an additional 1,050,000 shares of which 350,000 were sold by the Company and 700,000 were sold by Axel Johnson. Net proceeds to the Company in January 1997 were $3,827,000 after deducting the underwriting discount of $294,000 and additional selling expenses of $79,000. After the IPO Axel Johnson owned all the of the Company's issued and outstanding Class B Common Stock.

    In March 1997, 25,518 shares of Class A Common Stock were issued to certain employees at a cost of $12 per share in connection with the cancellation of the Company's Long-Term Incentive Plan. An additional 61,769 shares of Class A Common Stock were issued for consideration of $408,000 under the Company's Employee Stock Purchase Plan.

NOTE 5--INCOME TAXES:

    The provision for income taxes consists of the following:

                                                                               YEARS ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Current:
  Federal.................................................................  $   5,261  $   3,481  $   1,782
  State...................................................................      1,203        885        435
                                                                            ---------  ---------  ---------
                                                                                6,464      4,366      2,217
                                                                            ---------  ---------  ---------
Deferred:
  Federal.................................................................     (7,028)      (731)       (63)
  State...................................................................     (1,922)      (198)       (69)
                                                                            ---------  ---------  ---------
                                                                               (8,950)      (929)      (132)
                                                                            ---------  ---------  ---------
Income tax provision/(benefit)............................................  $  (2,486) $   3,437  $   2,085
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES: (CONTINUED)
    The following is a reconciliation of the U.S. federal income tax rate to the Company's effective income tax rate:

                                                                                               YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                  -------------------------------------
                                                                                     1997         1996         1995
                                                                                  -----------     -----        -----
Provision at statutory rate.....................................................         (34)%         34%          34%
Federal tax exempt interest income..............................................          (6 )     --           --
State income taxes, net of federal tax benefits.................................          (6 )          5            5
Research and development credits................................................      --               (1 )         (2 )
Non deductible goodwill amortization............................................      --                2            7
Other...........................................................................           6            1            1
                                                                                          --           --           --
Effective rate..................................................................         (40 )%         41%         45%
                                                                                          --           --           --
                                                                                          --           --           --

    Deferred tax assets/liabilities are comprised of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred tax assets:
  Inventory..............................................................  $   1,354  $     838
  Accrued expenses.......................................................      1,628      1,047
  Reserves...............................................................        748        257
  In-process research and development....................................      7,480     --
  Other..................................................................     --             99
                                                                           ---------  ---------
                                                                              11,210      2,241
                                                                           ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization..........................................        390        474
  Other..................................................................         17     --
                                                                           ---------  ---------
                                                                                 407        474
                                                                           ---------  ---------
Net deferred tax asset...................................................  $  10,803  $   1,767
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 6--EMPLOYEE BENEFIT PLANS:

    THRIFT PLAN

    The Company participates in the Axel Johnson Thrift Plan (the "Thrift Plan") qualified under Section 401(k) of the Internal Revenue Code. The Thrift Plan allows employees to defer up to 21% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company matches 60% of employee contributions made on a pre-tax basis and 30% of employee contributions made on a after-tax basis, subject to a maximum of 6% of total eligible employee compensation. Company contributions vest ratably over five years of service or two years of plan participation, whichever occurs first. Contributions by the Company under the Thrift Plan amounted to $503,000, $379,000 and $345,000 in 1997, 1996 and 1995, respectively.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    PENSION PLAN

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

    Net periodic pension cost was determined by measuring the Projected Benefit Obligation ("PBO") for the Company's employees using a discount rate of 7.5%, 7.3% and 8.5%, and an assumed long term rate of compensation of 4.5%, 4.5% and 5.3% in 1997, 1996 and 1995, respectively. The PBO for such employees was determined using a discount rate of 7.3% and 7.5% at December 31, 1997 and 1996, respectively. The PBO so measured was $3,678,000 and $3,819,000 at December 31, 1997 and 1996, respectively.

    Certain elements of pension cost, including expected return on assets (which was 9.5% in 1997, 9.5% in 1996 and 9% in 1995), and net amortization, were allocated based on the relationship of the PBO for the Company to the total PBO of the defined benefit pension plan. The elements of pension cost allocated to the Company using this method were:

                                                                         YEARS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Service cost........................................................  $     779  $     556  $     496
Interest cost.......................................................        309        273        245
Net amortization....................................................         (2)        (2)        (7)
Expected return on assets...........................................       (355)      (261)      (213)
                                                                      ---------  ---------  ---------
    Net periodic pension cost.......................................  $     731  $     566  $     521
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The Company's employees also are eligible to participate in the Axel Johnson retirement restoration plan. This plan is for employees whose benefits under the defined benefit pension plans are reduced due to limitations under federal tax laws. The Company's pension expense for this plan, using the same methodology as described above, was $137,000, $83,000 and $32,000 in 1997, 1996 and 1995,
respectively. The PBO at December 31, 1997 and 1996, was $338,000 and $370,000, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    Effective October 1996, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"), for which 310,000 shares of Class A Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Class A Common Stock at the beginning or at the end of each six-month offering period subject to various limitations. The offering periods commence each February and August. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year, or 1,000 shares in each offering period. In 1997, employees purchased 61,769 shares for consideration of $408,000.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    In October 1996, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and reserved a total of 205,000 shares of the Company's Class A Common Stock for issuance thereunder. The Directors' Plan provides for the grant of stock options pursuant to an automatic grant mechanism to members of the Board of Directors who are not employees of the Company or of Axel Johnson. Each non-employee director receives an initial grant, upon first becoming a director to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter receives an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual occurrences, and each annual grant vests in full approximately on the third anniversary following the date of grant. Options expire as of the earlier of one year after termination of Board Service or ten years after the date of grant.

    STOCK INCENTIVE PLAN

    In October 1996, the Company's Board of Directors approved a Stock Incentive Plan (the "Incentive Plan") for which 2,485,000 shares of Class A Common Stock have been reserved for issuance thereunder. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator"). With respect to any participant who owns stock possessing more than ten percent of the voting power of all classes of the Company's outstanding capital stock (a 10% stockholder), the exercise price of any incentive stock option granted must equal 110% of the fair market value on the grant date. The exercise price of incentive stock options for all other employees shall be no less than 100% of the fair market value per share on the date of the grant. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest over a five year period from the date of grant.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following table summarizes activity under the Directors' and the Incentive Plans:

                                                                                  OPTIONS OUTSTANDING
                                                               ----------------------------------------------------------
                                                                     DIRECTORS' PLAN                INCENTIVE PLAN
                                                               ----------------------------  ----------------------------
                                                                                 WEIGHTED                      WEIGHTED
                                                                                  AVERAGE                       AVERAGE
                                                                                 EXERCISE                      EXERCISE
                                                                                   PRICE                         PRICE
                                                                                -----------     NUMBER OF     -----------
                                                                  NUMBER OF                      SHARES
                                                                   SHARES                    ---------------
                                                               ---------------               (IN THOUSANDS)
                                                               (IN THOUSANDS)
December 31, 1995............................................        --          $  --             --          $  --
Granted......................................................            54          12.00          1,298          12.00
Exercised....................................................        --             --             --             --
Forfeited....................................................        --             --             --             --
                                                                      -----                         -----
December 31, 1996............................................            54          12.00          1,298          12.00
Granted......................................................            18          11.00            468          11.00
Exercised....................................................        --             --             --             --
Forfeited....................................................        --             --               (147)         11.85
                                                                      -----                         -----
December 31, 1997............................................            72          11.75          1,619          11.72
                                                                      -----                         -----
                                                                      -----                         -----
Options exercisable at December 31, 1996.....................        --             --             --             --
Options exercisable at December 31, 1997.....................            18      $   12.00            235      $   12.00

    The following table summarizes information about stock options outstanding at December 31, 1997 under both the Directors' Plan and the Incentive Plan (number of options in thousands):

                                                     OPTIONS OUTSTANDING
                                     ---------------------------------------------------
                                                         WEIGHTED                                 OPTIONS EXERCISABLE
                                                          AVERAGE                         ------------------------------------
                                     OUTSTANDING AT      REMAINING                             NUMBER
                                      DECEMBER 31,      CONTRACTUAL    WEIGHTED AVERAGE    EXERCISABLE AT    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                  1997             LIFE         EXERCISE PRICE    DECEMBER 31, 1997   EXERCISE PRICE
-----------------------------------  ---------------  ---------------  -----------------  -----------------  -----------------
$7.01 - $ 8.00.....................        13               9.6            $    8.00             --              $      --
$10.01 - $11.00....................        80               9.3            $   11.00             --              $      --
$11.01 - $12.00....................       1,598             9.1            $   11.79             253             $   12.00
                                                            --
                                          -----                               ------             ---                ------
                                          1,691             9.1            $   11.73             253             $   12.00
                                                            --
                                                            --
                                          -----                               ------             ---                ------
                                          -----                               ------             ---                ------

    PRO FORMA INFORMATION

    As permitted under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company is continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method as defined by SFAS 123 are described below.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                                                   DIRECTORS' AND INCENTIVE   EMPLOYEE
                                                                                                                STOCK
                                                                                      STOCK OPTION PLANS      PURCHASE
                                                                                                                PLAN
                                                                                   ------------------------  -----------
                                                                                      1997         1996         1997
                                                                                   -----------  -----------  -----------
Risk-free interest rate..........................................................       5.85%        6.00%        5.30%
Expected volatility..............................................................         60%          47%          60%
Expected dividend yield..........................................................          0%           0%           0%
Expected life....................................................................       4.04         4.04         0.50

    The weighted average estimated fair value of options granted under the Directors' Plan, the Incentive Plan and the Purchase Plan were as follows:

                                                                             DIRECTORS' INCENTIVE  EMPLOYEE STOCK
                                                                               PLAN       PLAN     PURCHASE PLAN
                                                                             ---------  ---------  --------------
1996 grants................................................................    $5.76      $5.15         N/A
1997 grants................................................................    $6.36      $5.54        $3.05

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective options. The Company's pro forma information for the years ended December 31 is as follows (in thousands, except earnings per share information):

                                                                                                 1997       1996
                                                                                               ---------  ---------
Net income (loss) -- as reported.............................................................  $  (3,759) $   4,930
Net income (loss) -- pro forma...............................................................  $  (6,822) $   4,930

Basic and diluted earnings (loss) per share -- as reported...................................  $   (0.21) $    0.41
Basic and diluted earnings (loss) per share -- pro forma.....................................  $   (0.38) $    0.41

NOTE 7--LEASES:

    Prior to September 1997, the Company leased its primary facilities from a related party under a lease which expired in January 1998 (See Notes 3 and 10). Lease commitments are related primarily to the Company's buildings in Milpitas, California and Research Triangle Park, North Carolina and have terms which expire in 2004 and 2010, respectively. Total rent expense in 1997, 1996 and 1995, was $1,404,000,

                              LARSCOM INCORPORATED

NOTE 7--LEASES: (CONTINUED)
$552,000, and $515,000, respectively. Future annual minimum lease payments under all noncancelable operating leases as of December 31, 1997 are as follows (in thousands):

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Years ending December 31,
  1998.........................................................................    $   2,196
  1999.........................................................................        2,297
  2000.........................................................................        2,386
  2001.........................................................................        2,389
  2002 and thereafter..........................................................        9,363
                                                                                 -------------
                                                                                   $  18,631
                                                                                 -------------
                                                                                 -------------

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    There are potential unasserted claims against the Company relating to pricing deficiencies under two product supply contracts subject to General Services Administration ("GSA") regulations. Management has completed an assessment of its performance under the GSA contracts, assessed its potential liability with the assistance of the Company's outside experts and legal counsel, and voluntarily disclosed the identified pricing deficiencies to the GSA contracting officer responsible for the Company's contracts. In periods prior to December 31, 1996, the Company recorded accruals which management believes, after consultation with its outside experts and legal counsel, are sufficient to cover potential liabilities and other costs related to this matter so that its ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.

    In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 9--ACQUISITION:

    On December 31, 1997, the Company completed its acquisition of NetEdge Systems, Inc. ("NetEdge"). The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. The Company estimated that the useful economic lives of the current technology, trademarks and goodwill were five, seven and six years, respectively. The Company recorded a charge to earnings of $20,120,000 for in-process research and

                              LARSCOM INCORPORATED

NOTE 9--ACQUISITION: (CONTINUED)
development related to the NetEdge acquisition. The allocation of the cash paid, liabilities assumed and acquisition costs to fair values of assets acquired is as follows (in thousands):

Cash consideration.................................................  $  25,793
Acquisition costs..................................................      1,182
                                                                     ---------
                                                                     $  26,975
                                                                     ---------
                                                                     ---------

Fair value of net assets acquired
  Tangible assets..................................................  $   5,994
  Current technology...............................................      8,590
  Trademarks.......................................................        560
  Goodwill.........................................................      1,493
  In-process research and development..............................     20,120
  Liabilities assumed..............................................     (9,782)
                                                                     ---------
                                                                     $  26,975
                                                                     ---------
                                                                     ---------

    Liabilities assumed include capital lease obligations totaling $549,000 which expire in 2000.

    The unaudited consolidated results of operations on a pro forma basis for the years ended December 31, 1997 and 1996 as if Larscom had acquired NetEdge at the beginning of 1997 and 1996 are as follows (in thousands, except per share amounts):

                                                                                                  YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Revenues....................................................................................  $  86,916  $  83,754
Net income (loss)...........................................................................        908     (3,306)
Earnings (loss) per share...................................................................       0.05      (0.27)

    The proforma results for the year ended December 31, 1997 exclude the non-recurring charge for in-process research and development related to the acquisition.

NOTE 10--SUBSEQUENT EVENT:

    In March 1998, the Company sold its interest in the Larvan partnership for gross proceeds of $1,700,000.

    Effective March 31, 1998, the Company's employees will cease to accrue benefits under the Axel Johnson sponsored defined benefit pension plan.

NOTE 11--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                                                     QUARTERS ENDED
                                                                     ----------------------------------------------
                                                                      MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                                        1997        1997       1997        1997
                                                                     -----------  ---------  ---------  -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..............................................................   $  16,410   $  19,148  $  19,336  $    21,061
Gross profit.......................................................   $   9,016   $  10,962  $  11,102  $    12,157
Net income.........................................................   $   1,334   $   2,541  $   2,457  $   (10,091)
Basic and diluted earnings (loss) per share(1).....................   $    0.07   $    0.14  $    0.14  $     (0.56)

                                                                                      QUARTERS ENDED
                                                                       --------------------------------------------
                                                                        MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                                          1996        1996       1996       1996
                                                                       -----------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................................................   $  11,848   $  18,776  $  18,357  $  17,463
Gross profit.........................................................   $   6,422   $  10,442  $  10,156  $   9,475
Net income...........................................................   $     357   $   2,190  $   1,554  $     829
Basic and diluted earnings per share.................................   $    0.03   $    0.18  $    0.13  $    0.07

------------------------

(1) Includes acquired in-process research and development charge of $20,120,000 and related tax affects.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  The following documents are filed as a part of this Report:

    1.  Financial statements--See Item 8 of this report

    2.  Exhibits

 EXHIBIT
 NUMBER
---------
 2.1       (3)        Agreement and Plan or Reorganization, dated as of December 2, 1997, among Larscom Incorporated, a Delaware corporation, LPH Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Larscom, and NetEdge Systems, Inc., a Delaware corporation.
 3.1       (1)        Certificate of Incorporation of the Registrant
 3.2       (1)        Amended and Restated Certificate of Incorporation of the Registrant as filed in the State of
                        Delaware on December 11, 1996
 3.3       (1)        By-laws of the Registrant
 3.4       (1)        Form of Amended By-laws of the Registrant
10.1       (1)        Form of Larscom Incorporated Stock Option Plan For Non-Employee Directors
10.2       (1)        Form of Larscom Incorporated Stock Incentive Plan
10.3       (1)        Form of Larscom Incorporated Stock Purchase Plan
10.4       (1)        Lease Agreement between Larvan Properties and the Company
10.5       (1)        Partnership Agreement among Vanderson Construction, Donn H. Byrne, John D. Brady, Thomas J.
                        Cunningham, Jr. and the Company
10.6       (1)        Form of Services Agreement between Axel Johnson and the Company
10.7       (1)        Form of Credit Agreement between Axel Johnson and the Company
10.8       (1)        Form of Tax Sharing Agreement between Axel Johnson and the Company
10.9       (1)        Note between Axel Johnson and the Company dated August 23, 1996
10.10      (1)        Form of Registration Rights Agreement between Axel Johnson and the Company
10.11      (2)        Lease Agreement between Berg & Berg Enterprises Inc. and the Company
11.1       (4)        Statement re computation of per share earnings
21.1       (4)        Subsidiaries of the Registrant
23.1       (4)        Consent of Independent Accountants
24         (4)        Power of Attorney
27.1       (4)        Financial Data Schedule
27.2       (4)        Financial Data Schedule

------------------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No.333-14001), which became effective on December 18, 1996.

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to identically numbered exhibits filed in response to Item 2 of the Registrant's Report on Form 8-K filed with the Commission on January 2, 1998.

(4) Filed herewith

b)  Reports on Form 8-K

    (i) A report on Form 8-K (File No. 001-12491) was filed pursuant to the Securities Exchange Act of 1934, as amended, on December 22, 1997, relating to the Company's announcements in an interview with the Dow Jones Newswire.

    (ii) A report on Form 8-K (File No. 001-12491) was filed pursuant to the Securities Exchange Act of 1934, as amended, on January 2, 1998, relating to the December 31, 1997 completion of the acquisition of NetEdge Systems, Inc.

    (iii)(ii)An amended report on Form 8-K (File No. 001-12491) was filed pursuant to the Securities Exchange Act of 1934, as amended, on March 16, 1998, to include financial statements of NetEdge Systems, Inc. and pro forma financial information as required.

c)  Exhibits

See Item 14(a) 2 above.

d)  Exhibits

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Larscom Incorporated

                  /s/ DEBORAH M. SOON
       ------------------------------------------
         (Deborah M. Soon, President and Chief
  By               Executive Officer)