Form 10-Q
period 1998-03-31
LARSCOM INC
filed 1998-05-15
CIK 1024047

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  FORM 10-Q

(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1998

                                      OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to __________

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

The number of the registrant's shares outstanding as of April 30, 1998, was 8,190,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                             LARSCOM INCORPORATED
                                  FORM 10-Q
                               TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION............................................... 3

ITEM I: FINANCIAL STATEMENTS................................................ 3

   CONDENSED CONSOLIDATED BALANCE SHEETS.................................... 3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.......................... 4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.......................... 5

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................... 6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................... 9


PART II: OTHER INFORMATION..................................................16

ITEM 1: LEGAL PROCEEDINGS:..................................................16

ITEM 2: CHANGES IN SECURITIES:..............................................16

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:....................................16

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:................16

ITEM 5: OTHER INFORMATION:..................................................16

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:...................................16

   A: Exhibits..............................................................16

   B: Form 8-K..............................................................16

   SIGNATURES...............................................................17

PART I:    FINANCIAL INFORMATION
ITEM I:    FINANCIAL STATEMENTS

                             LARSCOM INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                   ASSETS

                                                   MARCH 31,   DECEMBER 31,
                                                      1998        1997
                                                   --------    --------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                        $  5,376    $  8,254
  Short-term investments                             14,884      16,598
  Accounts receivable, net                           14,056      17,070
  Inventories                                        15,863      13,328
  Deferred income taxes                               2,741       2,741
  Prepaid expenses and other current assets           1,261       1,285
                                                   --------    --------
    Total current assets                             54,181      59,276
Property and equipment, net                           8,937       9,703
Intangible assets, net                               10,141      10,658
Deferred income taxes                                 8,074       8,062
Other assets                                             40         211
                                                   --------    --------
    Total assets                                   $ 81,373    $ 87,910
                                                   --------    --------
                                                   --------    --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations     $    266    $    341
  Accounts payable                                    5,476       8,219
  Accrued expenses and other current liabilities     10,042      13,562
  Due to Axel Johnson Inc.                              954       3,243
                                                   --------    --------
    Total current liabilities                        16,738      25,365

Other non-current liabilities                           366         318
                                                   --------    --------
Stockholders' equity:
  Class A Common Stock                                   82          81
  Class B Common Stock                                  100         100
  Additional paid-in capital                         81,263      80,929
  Foreign currency translation adjustment                 3           -
  Accumulated deficit                               (17,179)    (18,883)
                                                   --------    --------
    Total stockholders' equity                       64,269      62,227
                                                   --------    --------
    Total liabilities and stockholders' equity     $ 81,373    $ 87,910
                                                   --------    --------
                                                   --------    --------

                             LARSCOM INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   1998        1997
                                                 --------    --------
                                                      (Unaudited)
Revenues                                         $ 22,330    $ 16,410
Cost of revenues                                   10,161       7,394
                                                 --------    --------
  Gross profit                                     12,169       9,016
                                                 --------    --------
Operating expenses:
  Research and development                          3,538       2,216
  Selling, general and administrative               7,370       5,180
                                                 --------    --------
    Total operating expenses                       10,908       7,396
                                                 --------    --------

Income from operations                              1,261       1,620
Interest expense charged by Axel Johnson Inc.         (19)        (19)
Interest and other income                           1,506         451
                                                 --------    --------
Income before income taxes                          2,748       2,052
Provision for income taxes                          1,044         718
                                                 --------    --------
Net income                                       $  1,704    $  1,334
                                                 --------    --------
                                                 --------    --------
Basic and diluted earnings per share             $   0.09    $   0.07

Basic weighted average shares                      18,172      17,996
Diluted weighted average shares                    18,180      17,996

                             LARSCOM INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1998          1997
                                                        --------      --------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                            $  1,704      $  1,334
  Depreciation and amortization                            1,515           783
  Gain from sale of building                              (1,329)            -
  Net increase in working capital                         (5,896)       (2,150)
                                                        --------      --------
Net cash used by operating activities                     (4,006)          (33)

Cash flows from investing activities:
  Purchases of property and equipment                       (236)         (428)
  Proceeds from sale of building                           1,700             -
  Purchases of short-term investments                    (33,576)            -
  Sales of short-term investments                         20,065             -
  Maturities of short-term investments                    15,225             -
                                                        --------      --------
Net cash provided (used) by investing activities           3,178          (428)

Cash flows from financing activities:
  Advances from (repayments to) Axel Johnson Inc.         (2,289)        1,063
  Payment of capital lease obligations                       (99)            -
  Proceeds from issuances of Class A Common Stock            335         3,827
                                                        --------      --------
Net cash provided (used) by financing activities          (2,053)        4,890
Effect of exchange rates on cash                               3             -
                                                        --------      --------
(Decrease) increase in cash and cash equivalents          (2,878)        4,429
Cash and cash equivalents at beginning of period           8,254        46,403
                                                        --------      --------
Cash and cash equivalents at end of period              $  5,376      $ 50,832
                                                        --------      --------
                                                        --------      --------
Supplemental disclosure of cash flow information
Interest paid                                           $     19      $     19
                                                        --------      --------
Income taxes paid                                       $  1,368      $    148
                                                        --------      --------
Supplemental disclosure of non-cash financing
  activities Shares issued in connection with
  cancellation of the Company's Long-Term Incentive
  Plans                                                 $      -      $    306
                                                        --------      --------

                             LARSCOM INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three months ended March 31, 1998 and 1997 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1997. The results of operations for the first three months of 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):

                             MARCH 31,   DECEMBER 31,
                                1998        1997
                              -------     -------
Raw materials                 $ 3,697     $ 4,266
Work in process                 3,894       3,047
Finished goods                  8,272       6,015
                              -------     -------
                              $15,863     $13,328
                              -------     -------
                              -------     -------

NOTE 3--COMMON STOCK ISSUANCES:

    In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by the Company and 1,200,000 shares were sold by Axel Johnson Inc. ("Axel Johnson"). After deducting the underwriting discount of $4,872,000 and issuance costs of $1,449,000 the Company received net proceeds of $63,279,000 in December 1996. In January 1997, the underwriters exercised their over-allotment option to sell additional shares and sold an additional 1,050,000 shares of which the Company sold 350,000 and Axel Johnson sold 700,000. Net proceeds to the Company in January 1997 were $3,827,000 after deducting the underwriting discount of $294,000 and additional selling expenses of $79,000.

     In March 1997, 25,518 shares were issued to certain employees, at a cost of $12 per share, in connection with the cancellation of the Company's Long-Term Incentive Plans. In August 1997, the Company issued 61,769 shares of Class A Common Stock for consideration of $408,000 under the Company's Employee Stock Purchase Plan. In January 1998, the Company issued 50,762 shares of Class A Common Stock for consideration of $335,000 under the Company's Employee Stock Purchase Plan.

NOTE 4--EARNINGS PER SHARE:

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") which established a different method of computing earnings per share. Under SFAS 128, the Company is required to present both basic earnings per share and diluted earnings per share. Earnings per share for prior periods have been restated in accordance with SFAS 128. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                            1998        1997
                                                          --------    --------
 Net income                                               $  1,704    $  1,334

 Weighted average Class A and B Common Stock outstanding    18,172      17,996
 Dilutive effect of options                                      8           -
                                                          --------    --------
 Diluted average shares                                     18,180      17,996
                                                          --------    --------
 Basic and diluted earnings per share                     $   0.09    $   0.07

NOTE 5--COMPREHENSIVE INCOME:

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no material impact on the Company's net income or stockholders' equity. SFAS 130 requires separate reporting of comprehensive income which is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources". The only item included in other comprehensive income is foreign currency translation adjustment. To date unrealized gains or losses on the Company's available-for-sale securities, which would otherwise have been included in other comprehensive income, have not been material.

     The components of comprehensive income are as follows:

                                                   QUARTERS ENDED MARCH 31,
                                                   ------------------------
                                                   1998               1997
                                                 -------             -------
Net income                                       $ 1,704             $ 1,334
Other comprehensive income:
  Foreign currency translation adjustment              3                   -
                                                 -------             -------
Comprehensive income                             $ 1,707             $ 1,334
                                                 -------             -------
                                                 -------             -------

     The components of accumulated other comprehensive income, net of related tax effects, are as follows:

                                                 MARCH 31,          DECEMBER 31,
                                                   1998                1997
                                                 -------             -------
Foreign currency translation adjustment          $     3             $     -


NOTE 6--COMMITMENTS AND CONTINGENCIES:

     There are potential unasserted claims against the Company relating to pricing deficiencies under two product supply contracts subject to General Services Administration ("GSA") regulations. The Company completed an internal audit of these contracts and in December 1996 made a payment to GSA in the amount of the internally determined price deficiency. GSA has recently completed its audit of the Company's GSA contract pricing and to date has not assessed any additional liability or penalties against the Company.

Although the GSA continues to have the right to make such a determination against the Company in the future, in management's opinion, based upon discussions with GSA to date, the ultimate resolution of this matter will not have a material adverse affect on the Company's financial position or result of operations.

     On December 31, 1997 the Company completed its acquisition of NetEdge Systems, Inc. A portion of the purchase consideration was paid into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties.

     In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 7--SALE OF BUILDING:

     In March 1998, the Company recorded a gain of $1,329,000, before tax, resulting from the sale of the Company's former headquarters by a partnership in which the Company holds a one-third interest.

NOTE 8--RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), "Disclosures About Segments of An Enterprise and Related Information." SFAS 131 will require the Company to use the "management approach" in disclosing segment information. The adoption of this statement will not have a material impact on the Company's segment disclosures.

                              LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO THE FACTORS SET FORTH IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AND THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

     The Company's products can be split into two main categories - network systems (broadband) and digital access (narrow band), based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and to a lesser extent through a variety of resellers including original equipment manufacturers, value-added resellers, system integrators and distributors. An increasing proportion of the Company's sales are made to a limited number of network service providers ("NSPs") and internet service providers ("ISPs"). Network systems sales represent an increasing percentage of total revenues, a trend the Company expects to continue.

     REVENUES. Revenues of $22,330,000 for the three months ended March 31, 1998 grew by 36% over revenues of $16,410,000 during the comparable period in 1997. During the three months ended March 31, 1998, network systems sales were 57% of total revenues, as compared to 34% of total revenues in the three months ended March 31, 1997. The increase in network systems sales is primarily due to higher sales of the Orion 4000 product line and, to a lesser extent, sales of products related to the acquisition of NetEdge Systems, Inc. in December 1997. Digital access product sales decreased primarily as a result of lower demand from one of the Company's large customers. In addition to fluctuations caused by changes in demand by large customers digital access product sales have decreased as a percentage of total revenues and in absolute dollars, a trend which may continue.

     GROSS PROFIT. As a percentage of revenues, gross profit for the three months ended March 31, 1998 decreased to 54% as compared to 55% in the same period in 1997. This decrease was primarily the result of amortization of purchased technology related to the acquisition of NetEdge, lower margins on sales of finished goods acquired as part of the NetEdge purchase and manufacturing costs incurred at the NetEdge facility. The latter two items are not expected to recur in future periods. The decrease was offset in part by increased sales of higher margin network systems products and lower per unit material costs. Gross profits as a percentage of revenues in the future may fluctuate depending upon a number of other factors, but primarily as a result of any changes in product mix, discounts given and changes in production volume. The Company is continuing to seek to increase network systems sales and to reduce the cost of all products. There can be no assurance that such efforts will be sufficient to offset the anticipated decline in the average selling prices of both network systems and digital access products.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 60% to $3,538,000 in the first three months of 1998 from $2,216,000 in the first three months of 1997. The growth in research and development expenses in the 1998 period as compared to 1997 was due primarily to increased headcount associated with the purchase of NetEdge. The Company expects that research and development expenses will continue to increase in absolute dollars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 42% to $7,370,000 during the three months ended March 31, 1998 as compared to $5,180,000 in the comparable 1997 period. The increase in absolute dollars was due to additional personnel costs associated with the acquisition of NetEdge, including expenses associated with the office in the UK, as well as higher selling expenses, in particular commissions, associated with higher revenues. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations and the development of its distribution channels, particularly outside the United States.

     Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury and administrative services of $106,000 and $155,000 during the three months ended March 31, 1998 and 1997, respectively.

     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes charges for the unused portion of the line of credit available under the Credit Agreement that the Company entered into with Axel Johnson in December 1996. See Liquidity and Capital Resources for more details.

     INTEREST AND OTHER INCOME. Interest income was $177,000 for the three months ended March 31, 1998 as compared to $451,000 for the same period in 1997. The reduction in interest income is due to cash paid upon the acquisition of NetEdge in December 1997 and the subsequent payment of liabilities assumed. In March 1998, the Company also recorded a gain of $1,329,000 arising from the sale of the Company's former headquarters by a partnership in which the Company holds a one-third interest.

     PROVISION FOR INCOME TAXES. The effective tax rate of 38% and 35% for the three months ended March 31, 1998 and 1997, respectively, differs from the federal statutory rate primarily due to state taxes which were offset by non-taxable interest income received on the Company's cash equivalents and short-term investments. The higher effective tax rate in the 1998 period is primarily due to a decrease in non-taxable interest income as a result of reduced funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $4,006,000 during the three months ended March 31, 1998 as compared to $33,000 in the same period in 1997. The cash used during the 1998 period was primarily a result of an increase in inventory and decreases in accounts payable and accrued expenses and other current liabilities, offset in part by net income and a reduction in accounts receivable.

     Since its acquisition by Axel Johnson in 1987 and until its initial public offering in December 1996, the Company met its operating and capital requirements primarily from cash flow from operations and advances from Axel Johnson. Upon consummation of the IPO, the Company entered into a credit agreement with Axel Johnson (the "Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000 which expires in December 1998. As of March 31, 1998, there were no amounts outstanding under this line of credit.

     The Company expects capital expenditures during 1998 to be approximately $4,500,000, of which $236,000 was spent in the three months ended March 31, 1998.

     As of March 31, 1998, the Company's working capital was $37,443,000.
The Company believes that working capital, together with the Company's line of credit and funds generated from operations will provide adequate liquidity to meet the Company's operating and capital requirements for at least the next twelve months. There can, however, be no assurance that future events, such as the potential use of cash to fund acquisitions, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement
No. 131 (SFAS 131), "Disclosures About Segments of An Enterprise and Related Information". SFAS 131 will require the Company to use the "management approach" in disclosing segment information. The adoption of this statement will not have a material impact on the Company's segment disclosures.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

     YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists concerning the potential effects associated with such compliance. Larscom products use a two-digit year value rather than a four-digit value. Based on preliminary tests performed on products that account for substantially all of our revenues we believe that there will be no significant impact in their performance as the year changes from 1999 to 2000. This is because the dates carried in the internal workings of the Company's products do not affect the operation of the networks of which these products are a part. The Company is in the process of performing additional testing procedures to clarify any other issues that may exist related to the Year 2000 and does not believe that the costs of this testing will be material or that the costs of potential changes to products will be material. Nonetheless failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. The Company is assessing the extent of the necessary modifications to its computer software, and management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. However there can be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

     CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly the NSPs and telecommunication companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During the three months ended March 31, 1998, three customers accounted for more than 10% of the Company's revenue. Two of these customers, Worldcom and MCI, which accounted for 29% and 14% of revenues respectively, in the first quarter of 1998, have agreed to merge, subject to regulatory approval. In addition, UUNET, a subsidiary of Worldcom accounted for 10% of the Company's revenue in the first quarter of 1998. Accordingly the Company's revenue is currently highly dependent on continued orders from one group of related companies. None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. The Company's sales historically have been concentrated in a small number of customers. Therefore, sales for a given quarter may depend to a significant degree upon product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. For example, since 1994 sales to MCI, IBM/Advantis, AT&T, UUNET and WorldCom and other current customers (excluding the impact of sales of NetEdge products to the Company's existing customers) have occasionally varied by up to $1.5 million from quarter to quarter. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's backlog and consequent ability to predict revenues is limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER
DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the network systems group. Network systems product sales represented 40% of revenues during 1997 and 57% of revenues in the first quarter of 1998. Network systems product sales are expected to continue to increase as a percentage of overall revenues in the longer term although the proportion of network systems sales to total revenues may vary from quarter to quarter. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. Other than components provided by Waferscale, Vicor, Xilinx and PMC-Sierra, the Company believes that it would be able to develop alternative sources for components and software used in its products without incurring substantial additional costs. However, there can be no assurance that the inability of the Company to develop alternative sources, if required, an inability by such suppliers to meet the Company's demand or a prolonged interruption in supply or a significant price increase of one or more components or software would not have a material adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements. Any significant interruption in the supply or degradation in the quality of any such item could have a material adverse effect on the Company's business and operating results.

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

     LIMITED INDEPENDENT OPERATING HISTORY. The Company was a wholly owned subsidiary of Axel Johnson since 1987 until the date of the Company's IPO in December 1996 and accordingly, has had limited independent operating history. The Company will be required to further develop financial, management, administrative and other resources previously provided by Axel Johnson which are necessary to operate successfully as an independent public company. Although the Company and Axel Johnson have entered into several agreements that are intended to ease the Company's transition to an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson. However, there can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An important element of the Company's strategy is to review acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities, as evidenced by the acquisition of NetEdge in December 1997. The Company has no current agreements or negotiations underway with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased research and development in process) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

     Although it is too early to determine whether the acquisition of NetEdge has been successful, to date the Company believes that the acquisition has gone according to plan. Almost all of the finance and administrative and manufacturing functions have been consolidated into the Company's existing infrastructure in Milpitas, California. It is not yet possible to determine whether the Company will be able to sustain or increase current sales of NetEdge products, or whether the Company will be able to retain key engineering talent both of which are important factors in the successful completion of the acquisition.

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

                        Not Applicable.

Item 5:         Other Information:

                        Not Applicable.

Item 6:         Exhibits and Reports on Form 8-K:

                A:      Exhibits:

                        27    Financial Data Schedule

                B:      Reports on Form 8-K:

                        An amended report on Form 8-K (File No. 001-12491) was filed pursuant to the Securities Exchange Act of 1934, as amended, on March 16, 1998, to include financial statements of NetEdge Systems, Inc. and pro forma financial information as required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LARSCOM INCORPORATED




DATE   May 15, 1998                   BY   /s/ Bruce D. Horn
       --------------                      ----------------------

                                           Bruce D. Horn
                                           Vice President, Finance and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)