Form 10-Q
period 1998-06-30
LARSCOM INC
filed 1998-08-14
CIK 1024047

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

         (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from        to           .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No __

The number of the registrant's shares outstanding as of July 31, 1998 was 8,265,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock.

                              LARSCOM INCORPORATED

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION ..................................    3

ITEM 1:  FINANCIAL STATEMENTS ...................................    3

         CONDENSED CONSOLIDATED BALANCE SHEETS ..................    3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ........    4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ........    5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....    6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ....................    9

PART II: OTHER INFORMATION ......................................   17

ITEM 1:  LEGAL PROCEEDINGS ......................................   17

ITEM 2:  CHANGES IN SECURITIES ..................................   17

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES ........................   17

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....   17

ITEM 5:  OTHER INFORMATION ......................................   18

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .......................   18

         A: EXHIBITS ............................................   18

         B: REPORTS ON FORM 8-K .................................   18

         SIGNATURES .............................................   19

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                              LARSCOM INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                  JUNE 30,       DECEMBER 31,
                                                                   1998              1997
                                                                ------------    -------------
                                                                         (Unaudited)
Current assets:
        Cash and cash equivalents                                 $  3,630        $   8,254
        Short-term investments                                      16,838           16,598
        Accounts receivable, net                                    10,295           17,070
        Inventories                                                 14,823           13,328
        Deferred income taxes                                        2,745            2,741
        Prepaid expenses and other current assets                    1,089            1,285
                                                                 ---------         --------
                Total current assets                                49,420           59,276
Property and equipment, net                                          8,286            9,703
Intangible assets, net                                               9,624           10,658
Deferred income taxes                                                8,074            8,062
Other assets                                                            39              211
                                                                 ---------         --------
                Total assets                                      $ 75,443         $ 87,910
                                                                 ---------         --------
                                                                 ---------         --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations              $    134         $    341
        Accounts payable                                             4,208            8,219
        Accrued expenses and other current liabilities               6,448           13,562
        Due to Axel Johnson Inc.                                       322            3,243
                                                                 ---------         --------
                Total current liabilities                           11,112           25,365
                                                                 ---------         --------
Other non-current liabilities                                          385              318
                                                                 ---------         --------
Commitments and contingencies (Note 6)

Stockholders' equity:
        Class A Common Stock                                            82               81
        Class B Common Stock                                           100              100
        Additional paid-in capital                                  81,263           80,929
        Unrealized gain on short-term investments                       19                -
        Foreign currency translation adjustment                          2                -
        Accumulated deficit                                        (17,520)         (18,883)
                                                                 ---------         --------
                Total stockholders' equity                          63,946           62,227
                                                                 ---------         --------
                Total liabilities and stockholders' equity        $ 75,443         $ 87,910
                                                                 ---------         --------
                                                                 ---------         --------

     See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------  -------------------------
                                                         1998         1997         1998          1997
                                                    --------------  -----------  ---------   -------------
                                                                          (Unaudited)
Revenues                                                 $ 18,639    $ 19,148    $ 40,969    $ 35,558
Cost of revenues                                           10,199       8,186      20,360      15,580
                                                         --------    --------    --------    --------
  Gross profit                                              8,440      10,962      20,609      19,978
                                                         --------    --------    --------    --------
Operating expenses:
  Research and development                                  2,765       2,400       6,303       4,616
  Selling, general and administrative                       6,391       5,011      13,761      10,191
                                                         --------    --------    --------    --------
    Total operating expenses                                9,156       7,411      20,064      14,807
                                                         --------    --------    --------    --------

Income (loss) from operations                                (716)      3,551         545       5,171
Interest expense charged by Axel Johnson Inc.                 (19)        (18)        (38)        (37)
Interest and other income                                     185         469       1,691         920
                                                         --------    --------    --------    --------
Income (loss) before income taxes                            (550)      4,002       2,198       6,054
Income tax provision (benefit)                               (209)      1,461         835       2,179
                                                         --------    --------    --------    --------
Net income (loss)                                        $   (341)   $  2,541    $  1,363    $  3,875
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------

Basic and diluted earnings (loss) per share              $  (0.02)   $   0.14    $   0.07    $   0.21

Basic and diluted weighted average shares                  18,188      18,076      18,180      18,038

     See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                          1998         1997
                                                                     ------------   ----------
                                                                              (Unaudited)
Cash flows from operating activities:
        Net income                                                      $  1,363    $   3,875
        Depreciation and amortization                                      3,113        1,396
        Gain from sale of building                                        (1,329)           -
        Net increase in working capital                                   (5,498)      (3,759)
                                                                        --------    ---------
Net cash (used) provided by operating activities                          (2,351)       1,512
                                                                        --------    ---------
Cash flows from investing activities:
        Purchases of property and equipment                                 (868)      (1,215)
        Proceeds from sale of building                                     1,700            -
        Purchases of short-term investments                              (53,609)    (143,131)
        Sales of short-term investments                                   30,499       23,608
        Maturities of short-term investments                              22,870       81,965
                                                                        --------    ---------
Net cash provided (used) by investing activities                             592      (38,773)
                                                                        --------    ---------
Cash flows from financing activities:
        Repayments to Axel Johnson Inc.                                   (2,921)      (1,666)
        Payment of capital lease obligations                                (281)           -
        Proceeds from issuances of Class A Common Stock                      335        3,827
                                                                        --------    ---------
Net cash (used) provided by financing activities                          (2,867)       2,161
                                                                        --------    ---------

Effect of exchange rates on cash                                               2            -
                                                                        --------    ---------
Decrease in cash and cash equivalents                                     (4,624)     (35,100)
Cash and cash equivalents at beginning of period                           8,254       46,403
                                                                        --------    ---------
Cash and cash equivalents at end of period                              $  3,630    $  11,303
                                                                        --------    ---------
                                                                        --------    ---------
Supplemental disclosure of cash flow information
Interest paid                                                           $     37    $      37
                                                                        --------    ---------
Income taxes paid                                                       $  3,575    $   2,356
                                                                        --------    ---------
Supplemental disclosure of non-cash financing activities
Shares issued in connection with cancellation of the Company's
        Long-Term Incentive Plans                                       $      -    $     306
                                                                        --------    ---------

     See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

        The condensed consolidated financial statements for the three and six months ended June 30, 1998 and 1997 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1997. The results of operations for the first six months of 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

        Inventories consist of the following (in thousands):

                              JUNE 30,           DECEMBER 31,
                               1998                  1997
                            -----------     -------------------
Raw materials                 $ 5,154              $ 4,266
Work in process                 1,749                3,047
Finished goods                  7,920                6,015
                              -------              -------
                              $14,823              $13,328
                              -------              -------
                              -------              -------

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

NOTE 4--EARNINGS PER SHARE:

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share" which established a different method of computing earnings per share. Under SFAS 128, the Company is required to present both basic earnings per share and diluted earnings per share. Earnings per share for prior periods have been restated in accordance with SFAS 128. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            ---------------------------      ------------------------
                                                  1998          1997            1998          1997
                                            --------------   ----------      ----------   -----------
Net income (loss)                               $    (341)    $  2,541        $  1,363     $  3,875
                                                ---------     --------        --------     --------
                                                ---------     --------        --------     --------
Weighted average Class A and B
Common Stock outstanding                           18,188       18,076          18,180       18,038
Dilutive effect of options                              -            -               -            -
                                                ---------     --------        --------     --------
Diluted average shares                             18,188       18,076          18,180       18,038
                                                ---------     --------        --------     --------
                                                ---------     --------        --------     --------

Basic and diluted earnings (loss) per share      $  (0.02)     $  0.14         $  0.07      $  0.21

NOTE 5--COMPREHENSIVE INCOME:

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no material impact on the Company's net income or stockholders' equity. SFAS 130 requires separate reporting of comprehensive income which is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources". The only items included in other comprehensive income are foreign currency translation adjustments and unrealized gain on short-term investments.

        The components of comprehensive income are as follows:

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       1998            1997
                                                     -----------    ----------
Net income                                             $1,363         $2,541
Other comprehensive income:
        Foreign currency translation adjustment             2              -
        Unrealized gain on short-term investments          19              -
                                                       ------         ------
Comprehensive income                                   $1,384         $2,541
                                                       ------         ------
                                                       ------         ------

        The components of accumulated other comprehensive income, net of related tax effects, are as follows:

                                                 JUNE 30,            DECEMBER 31,
                                                   1998                  1997
                                              ------------       ----------------
Foreign currency translation adjustment            $ 2                 $  -
Unrealized gain on short-term investments           19                    -
                                                  ----                 ----
                                                   $21                 $  -
                                                  ----                 ----
                                                  ----                 ----

NOTE 6--COMMITMENTS AND CONTINGENCIES:

        In April 1998, the Company received notification from the General Services Administration ("GSA") that it had completed its audit of the Company's two product supply contracts which were subject to GSA regulations. At December 31, 1997, the Company had a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs and penalties under these contracts. As a result of the notification by GSA, the Company released the reserve of $532,000 which resulted in a reduction in selling, general and administrative expenses in the three and six months ended June 30, 1998. The Company believes that no additional liabilities will result from this matter.

        On December 31, 1997, the Company completed its acquisition of NetEdge Systems, Inc. A portion of the purchase consideration was paid into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. Resolution of these matters is still pending.

        In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 7--SALE OF BUILDING:

        In March 1998, the Company recorded as other income a one-time, pre-tax gain of $1,329,000 from the sale of its former headquarters by a partnership in which the Company holds a one-third interest.

NOTE 8--RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures About Segments of An Enterprise and Related Information". SFAS 131 will require the Company to use the "management approach" in disclosing segment information. The adoption of this statement is not expected to have a material impact on the Company's segment disclosures.

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

RESULTS OF OPERATIONS

        The Company's products can be split into two main categories -- network systems (broadband) and digital access (narrowband), based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and, to a lesser extent, through a variety of resellers including original equipment manufacturers, value-added resellers, system integrators and distributors. An increasing proportion of the Company's sales are made to a limited number of network service providers ("NSPs") and internet service providers ("ISPs"). Network systems sales represent an increasing percentage of total revenues, a trend the Company expects to continue.

        REVENUE. Revenues of $18,639,000 for the three months ended June 30, 1998 decreased by 3% from $19,148,000 in the comparable period in 1997. Revenues of $40,969,000 for the six months ended June 30, 1998 grew by 15% over revenues of $35,558,000 during the comparable period in 1997. During the three and six months ended June 30, 1998, network systems sales were 48% and 53% of total revenues, respectively, as compared to 38% and 36% in the corresponding respective periods of 1997. The increase in network systems sales in the six months ended June 30, 1998, as compared to the corresponding 1997 period, was due to higher sales of the Orion 4000 product line and, to a lesser extent, sales of Edge products following the acquisition of NetEdge on December 31, 1997. The increase in network systems sales in the three months ended June 30, 1998, as compared to the corresponding 1997 period, was due to sales of Edge products. Network systems sales decreased in the second quarter of 1998 as compared to the first quarter primarily due to reduced shipments to one of the Company's large customers. Digital access product sales decreased in both the three and six months ended June 30, 1998, when compared to the corresponding 1997 periods, primarily as a result of lower demand from two of the company's larger customers. Digital access product sales have decreased as a percentage of total revenues and in absolute dollars.

        GROSS PROFIT. As a percentage of revenue, gross profit for the three and six months ended June 30, 1998 decreased to 45% and 50%, respectively, as compared to 57% and 56% in the comparable respective periods of 1997. During the first six months of 1998, gross profit included amortization of purchased technology of $430,000 that was not included in the corresponding 1997 periods. The lower gross margin in the first quarter of 1998 also reflected lower margins on sales of finished goods acquired as part of the NetEdge acquisition as well as high manufacturing costs incurred at the NetEdge facility, both of which are not expected to recur in future periods. The lower gross margin in the second quarter of 1998, as compared to the corresponding period in the prior year, also reflected lower production volumes and an increase in inventory reserves. Inventory reserves are established based on the Company's current expectations of future orders and product sales as compared to inventory on hand. If actual results differ from expectations additional reserves could be required, which would further negatively affect gross margins and operating results. In the future gross profits as a percentage of revenues may also fluctuate depending upon a number of other factors, but primarily as a result of changes in product mix and production volume, competitive pricing and price discounts given, as well as inventory levels as compared to changing future inventory requirements.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 15% to $2,765,000 in the three months ended June 30, 1998 from $2,400,000 in the comparable period in 1997. During the six months ended June 30, 1998 research and development expenses increased 37% from $4,616,000 to $6,303,000. These increases in research and development expenses were due primarily to increased headcount associated with the purchase of NetEdge as well as continuing investment in product enhancements and new products. The Company expects that research and development expenses will continue to increase in absolute dollars.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 28% to $6,391,000 during the three months ended June 30, 1998 as compared to $5,011,000 in the comparable 1997 period. During the first six months of 1998, selling, general and administrative expenses increased by 35% to $13,761,000 from $10,191,000. These increases were due to additional personnel costs associated with the acquisition of NetEdge, including expenses associated with an office in the United Kingdom. These increases in expenses were offset in part in the second quarter of 1998 by the release of the unused reserve of $532,000 that had been established for potential unasserted claims related to two General Services Administration contracts. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more details. The Company anticipates that selling, general and administrative expenses will increase in absolute dollars in the future as a result of the Company's continued investment in the expansion of its sales, service and support organizations and the development of its distribution channels, particularly outside the United States.

        Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury, human resources and administrative services in the amounts of $106,000 and $156,000 during the three months ended June 30, 1998 and 1997, respectively, and $212,000 and $311,000 during the six months ended June 30, 1998 and 1997, respectively.

        INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes charges for the unused portion of the line of credit available under the Credit Agreement that the Company entered into with Axel Johnson in December 1996. See Liquidity and Capital Resources for more details.

        INTEREST AND OTHER INCOME. Interest income was $185,000 and $362,000 for the three and six month periods ending June 30, 1998, respectively, compared to $469,000 and $920,000 for the corresponding periods of the prior year. The reduction in interest income is due to lower cash balances resulting from cash paid for the acquisition of NetEdge in December 1997 and the subsequent payment of liabilities assumed.

        In March 1998, the Company also recorded a one-time, pre-tax gain of $1,329,000 from the sale of its former headquarters by a partnership in which the Company holds a one-third interest.

        PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38% and 36% for the six months ended June 30, 1998 and 1997, respectively. These rates differ from the federal statutory rate primarily due to state taxes which were offset by non-taxable interest income received on the Company's cash equivalents and short-term investments. The higher effective tax rate in the 1998 period was primarily due to a decrease in non-taxable interest income as a result of reduced funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities used cash of $2,351,000 during the six months ended June 30, 1998 as compared to providing $1,512,000 in the same period in 1997. The cash used during the 1998 period was primarily a result of an increase in inventories and decreases in accounts payable and accrued expenses and other current liabilities, offset in part by net income and a reduction in accounts receivable.

        From its acquisition by Axel Johnson in 1987 until its initial public offering in December 1996, the Company has met its operating and capital requirements primarily from cash flow from operations and advances from Axel Johnson. Upon consummation of the IPO, the Company entered into a credit agreement with Axel Johnson (the "Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000 which expires in December 1998. As of June 30, 1998, there were no amounts outstanding under this line of credit. The Company believes that it would be able to replace the expiring line of credit with another line with similar terms and conditions provided by either Axel Johnson or a third party. There can be no assurance, however, that such financing will be available.

        The Company expects that total capital expenditures during 1998 will be approximately $3,300,000, of which $868,000 was spent in the six months ended June 30, 1998.

        As of June 30, 1998, the Company had working capital of $38,308,000, including $20,468,000 in cash, cash equivalents and short-term investments. The Company believes that working capital, together with the Company's line of credit and funds generated from operations will provide adequate liquidity to meet the Company's operating and capital requirements for at least the next twelve months. There can, however, be no assurance that future events, such as the potential use of cash to fund acquisitions, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures About Segments of An Enterprise and Related Information." SFAS 131 will require the Company to use the "management approach" in disclosing segment information. The adoption of this statement is not expected to have a material impact on the Company's segment disclosures.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

        CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

        CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly the NSPs and telecommunication companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During the six months ended June 30, 1998, three customers each accounted for more than 10% of the Company's revenue. Two of these customers, WorldCom including its subsidiaries and MCI, which accounted for 21% and 15% of revenues in the first six months of 1998, respectively, have agreed to merge, subject to regulatory approval. Accordingly, the Company's revenue is currently highly dependent on continued orders from one group of related companies. None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

        FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. The Company's sales historically have been concentrated in a small number of customers. Therefore, sales for a given quarter may depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since 1994, sales to MCI, IBM/Advantis, AT&T, and WorldCom including its subsidiaries and other current customers (excluding the impact of sales of NetEdge products to the Company's existing customers) have occasionally varied by up to $1.5 million from quarter to quarter and by $3.0 million in the second quarter of 1998. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's backlog and consequent ability to predict revenues is limited. One of the Company's largest customers, WorldCom, has changed to a just-in-time ordering pattern such that it expects vendor deliveries only when equipment is needed. The Company believes that this had a negative impact on revenues during the second quarter of 1998 and could impact future quarters particularly if the WorldCom/MCI merger is consummated. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

        The Company's gross margin is affected by a number of factors, including additional inventory reserves, product mix, production volume, product pricing, costs of components, manufacturing costs, amortization of certain intangible assets and price discounts given. For example, a price reduction of a particular product in response to competitive pressure which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and could have a material adverse effect on the Company's business and operating results.

        The Company anticipates an increase in overall spending in future periods in order to pursue new market opportunities, which increase could affect operating margins. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins. However, expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the adverse impact of the revenue shortfall on the Company's operating results may be greater due to the Company's inability to adjust spending in the short term to compensate for the shortfall.

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

        DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the network systems group. Network systems product sales represented 40% of revenues during 1997 and 53% of revenues in the first six months of 1998. Network systems product sales are expected to continue to increase as a percentage of overall revenues in the longer term although the proportion of network systems sales to total revenues may vary from quarter to quarter. There can be no assurance that these products or any future products will continue to achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

        YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists concerning the potential effects associated with such compliance. Larscom products use a two-digit year value rather than a four-digit value. Based on preliminary tests performed on products that account for substantially all of the Company's revenues, the Company believes that there will be no significant impact in the Company's products performance as the year changes from 1999 to 2000. This is because the dates carried in the internal workings of the Company's products do not affect the operation of the networks of which these products are a part. The Company is in the process of performing additional testing procedures to clarify any other issues that may exist related to the Year 2000 and does not believe that the costs of this testing will be material or that the costs of potential changes to products will be material. Nonetheless, failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. This includes reviewing what actions are required to make all software systems used internally Year 2000 compliant, as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. While the Company continues to assess the extent of the necessary modifications to its computer software, management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. However, there can be no assurance that such measures will alleviate all Year 2000 problems, and any failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

        DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. Other than components provided by Waferscale, Vicor, Xilinx and PMC-Sierra, the Company believes that it would be able to develop alternative sources for components and software used in its products without incurring substantial additional costs. However, there can be no assurance that the Company would be able to develop any such alternative sources, if required. Any inability by the Company's suppliers to meet the Company's demand or any prolonged interruption in supply or a significant price increase of one or more components or software could have a material adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements.

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

        SOURCES OF ADDITIONAL FINANCE. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson. However, there can be no assurance that alternative sources of financing will be available upon the expiration or termination of such facility or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

        MANAGEMENT OF EXPANDING OPERATIONS. The growth in the Company's business, has placed a significant strain on the Company's personnel, management and other resources, and is expected to continue to do so. In order to manage any future expansion effectively, including acquisitions such as NetEdge, the Company must attract, train, motivate and manage new employees successfully, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. Moreover, the Company expects to increase significantly the size of its domestic and international sales support staff and expand the scope of its sales and marketing activities. The Company's failure to manage any expansion effectively, including the above factors, could have a material adverse effect on the Company's business and operating results.

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

        RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has had little experience in international markets. The Company believes that international sales will increase due in large part to the acquisition of NetEdge and increased international sales of the Company's existing products. The conduct of business outside the U.S. is subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, in order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

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

        Although it is too early to determine whether the acquisition of NetEdge has been successful, to date the Company believes that the integration efforts have gone according to plan. Almost all of the finance, administrative and manufacturing functions have been consolidated into the Company's existing infrastructure in Milpitas, California. It is not yet possible to determine whether, in the longer term, the Company will be able to sustain or increase current sales of NetEdge products, or whether the Company will be able to retain key engineering talent both of which are important factors in the successful completion of the acquisition.

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

Item 1:         Legal Proceedings

                        The Company is not currently involved in any material
                legal proceedings.

Item 2:         Changes in Securities

                        Not Applicable

Item 3:         Defaults upon Senior Securities

                        Not Applicable

Item 4:         Submission of Matters to a Vote of Security Holders

                The annual meeting of stockholders was held on May 28, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement:

                1. To elect five (5) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.


                                                 Class A Common Shares
                                                 ----------------------
                                                    For        Withheld
                                                 ---------     --------
                Deborah M. Soon                  6,878,754     271,464
                Paul E. Graf                     6,881,514     268,704
                Donald G. Heitt                  6,881,514     268,704
                Harvey L. Poppel                 6,878,754     271,464
                Joseph F. Smorada                6,881,114     269,104

                                                 Class B Common Shares
                                                -----------------------
                                                    For        Withheld
                                                ----------     --------
                Deborah M. Soon                 10,000,000           -
                Paul E. Graf                    10,000,000           -
                Donald G. Heitt                 10,000,000           -
                Harvey L. Poppel                10,000,000           -
                Joseph F. Smorada               10,000,000           -

                2. To ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.

                                              For          Against         Abstain
                                          ------------   -----------   --------------
                Class A Common Stock        7,129,904        8,050         12,264
                Class B Common Stock       10,000,000            -              -

                3. To approve an amendment to the Company's Stock Incentive Plan to increase the number of shares of Class A Common Stock reserved for issuance by 1,500,000 shares, bringing the total to 3,985,000 shares.

                                              For          Against         Abstain
                                          ------------   -----------   --------------
                Class A Common Stock        1,681,290      2,249,873         17,431
                Class B Common Stock       10,000,000              -              -

                4. To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock reserved for issuance by 375,000 shares, bringing the total to 685,000 shares.

                                              For          Against         Abstain
                                          ------------   -----------   --------------
                Class A Common Stock        2,922,574      1,128,609       11,730
                Class B Common Stock       10,000,000              -            -

Item 5:         Other Information

                        Not Applicable

Item 6:         Exhibits and Reports on Form 8-K

                A:      Exhibits

                        27 Financial Data Schedule

                B:      Reports on Form 8-K

                        There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LARSCOM INCORPORATED




Date    August 13, 1998              By  /s/ Bruce D. Horn
      --------------------              ---------------------------
                                        Bruce D. Horn
                                        Vice President, Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)