Form 10-Q
period 1998-09-30
LARSCOM INC
filed 1998-11-13
CIK 1024047

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington D.C.  20549

                                     FORM 10-Q

(Mark One)

           ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1998

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

The number of the registrant's shares outstanding as of October 31, 1998 was 8,265,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock.

                                LARSCOM INCORPORATED

                                     FORM 10-Q

                                 TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .    3

ITEM I:   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .    3

          CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . .    3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . .    4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . .    5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . .    6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .   10

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . .   19

PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 1:   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 2:   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . .   20

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . .   20

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .   20

ITEM 5:   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .   20

          A: EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .   20

          B: REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .   20

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

PART I:        FINANCIAL INFORMATION
ITEM I:        FINANCIAL STATEMENTS

                                LARSCOM INCORPORATED

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


                                     ASSETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1998            1997
                                                      -------------   ------------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                          $  3,135       $  8,254
     Short-term investments                               18,558         16,598
     Accounts receivable, net                             10,127         17,070
     Inventories                                           9,874         13,328
     Deferred income taxes                                 2,972          2,741
     Due from Axel Johnson                                 2,447              -
     Prepaid expenses and other current assets             1,077          1,285
                                                        --------       --------
          Total current assets                            48,190         59,276
Property and equipment, net                                7,805          9,703
Intangible assets, net                                     8,818         10,658
Deferred income taxes                                      8,418          8,062
Other assets                                                  34            211
                                                        --------       --------
     Total assets                                       $ 73,265       $ 87,910
                                                        --------       --------
                                                        --------       --------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations       $    120       $    341
     Accounts payable                                      4,467          8,219
     Accrued expenses and other current liabilities        6,163         13,562
     Due to Axel Johnson Inc.                                  -          3,243
                                                        --------       --------
          Total current liabilities                       10,750         25,365
                                                        --------       --------

Other non-current liabilities                                495            318
                                                        --------       --------

Commitments and contingencies (Note 6)

Stockholders' equity:
     Class A Common Stock                                     83             81
     Class B Common Stock                                    100            100
     Additional paid-in capital                           81,637         80,929
     Foreign currency translation adjustment                   7              -
     Accumulated deficit                                 (19,807)       (18,883)
                                                        --------       --------
          Total stockholders' equity                      62,020         62,227
                                                        --------       --------
          Total liabilities and stockholders' equity    $ 73,265       $ 87,910
                                                        --------       --------


       See accompanying Notes to Condensed Consolidated Financial Statements

                                LARSCOM INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)



                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------------------     -------------------------
                                                           1998           1997           1998           1997
                                                        ----------     ----------     ----------     ----------
                                                                              (Unaudited)
Revenues                                                 $ 18,212       $ 19,336       $ 59,181       $ 54,894
Cost of revenues                                           12,903          8,235         33,263         23,815
                                                         --------       --------       --------       --------
  Gross profit                                              5,309         11,101         25,918         31,079
                                                         --------       --------       --------       --------

Operating expenses:
  Research and development                                  2,828          2,436          9,131          7,052
  Selling, general and administrative                       6,423          5,220         20,184         15,411
                                                         --------       --------       --------       --------
    Total operating expenses                                9,251          7,656         29,315         22,463
                                                         --------       --------       --------       --------

Income (loss) from operations                              (3,942)         3,445         (3,397)         8,616
Interest expense charged by Axel Johnson Inc.                 (19)           (19)           (57)           (56)
Interest and other income                                     222            413          1,913          1,333
                                                         --------       --------       --------       --------
Income (loss) before income taxes                          (3,739)         3,839         (1,541)         9,893
Income tax provision (benefit)                             (1,452)         1,382           (617)         3,561
                                                         --------       --------       --------       --------
Net income (loss)                                        $ (2,287)      $  2,457       $   (924)      $  6,332
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Basic and diluted earnings (loss) per share              $  (0.13)      $   0.14       $  (0.05)      $   0.35

Basic weighted average shares                              18,240         18,096         18,200         18,058
Diluted weighted average shares                            18,240         18,098         18,200         18,058



       See accompanying Notes to Condensed Consolidated Financial Statements

                                LARSCOM INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                      1998            1997
                                                                 --------------   --------------
                                                                          (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                $   (924)        $   6,332
  Depreciation and amortization                                       4,587             1,796
  Loss on disposal of property and equipment                              -               198
  Gain from sale of building                                         (1,329)                -
  Net increase in working capital                                      (490)           (6,251)
                                                                   --------         ---------
Net cash provided by operating activities                             1,844             2,075
                                                                   --------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                                (1,347)           (2,719)
  Proceeds from sale of building                                      1,700                 -
  Purchases of short-term investments                               (96,478)         (191,944)
  Sales of short-term investments                                    47,788            49,102
  Maturities of short-term investments                               46,731           119,110
                                                                   --------         ---------
Net cash used by investing activities                                (1,606)          (26,451)
                                                                   --------         ---------

Cash flows from financing activities:
  Repayments to Axel Johnson Inc.                                    (5,692)             (732)
  Payment of capital lease obligations                                 (382)                -
  Proceeds from issuances of Class A Common Stock                       710             4,235
                                                                   --------         ---------
Net cash (used) provided by financing activities                     (5,364)            3,503
                                                                   --------         ---------

Effect of exchange rates on cash                                          7                 -
                                                                   --------         ---------

Decrease in cash and cash equivalents                                (5,119)          (20,873)
Cash and cash equivalents at beginning of period                      8,254            46,403
                                                                   --------         ---------
Cash and cash equivalents at end of period                         $  3,135         $  25,530
                                                                   --------         ---------
                                                                   --------         ---------

Supplemental disclosure of cash flow information
Interest paid                                                           $57               $56
                                                                   --------         ---------
Income taxes paid                                                  $  3,949         $   4,368
                                                                   --------         ---------

Supplemental disclosure of non-cash financing activities
Shares issued in connection with cancellation of the Company's
  Long-Term Incentive Plans                                        $      -         $     306
                                                                   --------         ---------



       See accompanying Notes to Condensed Consolidated Financial Statements

                                LARSCOM INCORPORATED

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three and nine months ended September 30, 1998 and 1997, presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1997. The results of operations for the first nine months of 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-INVENTORIES:

     Inventories consist of the following (in thousands):

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1998           1997
                                                    -------------  ------------
Raw materials                                        $ 3,686        $ 4,266
Work in process                                        1,345          3,047
Finished goods                                         4,843          6,015
                                                     -------        -------
                                                     $ 9,874        $13,328
                                                     -------        -------
                                                     -------        -------


NOTE 3-COMMON STOCK ISSUANCES:

     In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 shares were sold by the Company and 1,200,000 shares were sold by Axel Johnson Inc. ("Axel Johnson"). After deducting the underwriting discount of $4,872,000 and issuance costs of $1,449,000 the Company received net proceeds of $63,279,000 in December 1996. In January 1997, the underwriters exercised their over-allotment option to sell additional shares and sold an additional 1,050,000 shares of which the Company sold 350,000 and Axel Johnson sold 700,000. Net proceeds to the Company in January 1997 were $3,827,000 after deducting the underwriting discount of $294,000 and additional selling expenses of $79,000.

     In March 1997, 25,518 shares were issued to certain employees, at a cost of $12 per share, in connection with the cancellation of the Company's Long-Term Incentive Plans. In August 1997, the Company issued 61,769 shares of Class A Common Stock for consideration of $408,000 under the Company's Employee Stock Purchase Plan. In January 1998, the Company issued 50,762 shares of Class A Common Stock for consideration of $335,000 under the Company's Employee Stock Purchase Plan. In August 1998, the Company issued 77,478 shares of Class A Common Sock for consideration of $375,000 under the Company's Employee Stock Purchase Plan.

NOTE 4-EARNINGS PER SHARE:

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

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------     -------------------------
                                                 1998            1997           1998           1997
                                              ----------      ----------     ----------     ----------
Net income (loss)                             $ (2,287)       $  2,457       $   (924)      $  6,332
                                              --------        --------       --------       --------
                                              --------        --------       --------       --------
Weighted average Class A and B
   Common Stock outstanding                     18,240          18,096        18,200          18,058
Dilutive effect of options                           -               2             -               -
                                              --------        --------       --------       --------
Diluted average shares                          18,240          18,098         18,200         18,058
                                              --------        --------       --------       --------
                                              --------        --------       --------       --------

Basic and diluted earnings (loss) per share   $  (0.13)       $   0.14       $  (0.05)      $   0.35

NOTE 5-COMPREHENSIVE INCOME:

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no material impact on the Company's net income or stockholders' equity. SFAS 130 requires separate reporting of comprehensive income which is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources". The only item included in other comprehensive income is foreign currency translation adjustments.

     The components of comprehensive income are as follows (in thousands):

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                  1998           1997
                                               ----------     ----------
Net income (loss)                               $ (924)        $ 6,332
Other comprehensive income:
   Foreign currency translation adjustment           7               -
                                                ------         -------
Comprehensive income (loss)                     $ (917)        $ 6,332
                                                ------         -------
                                                ------         -------

     The components of accumulated other comprehensive income, net of related tax effects, are as follows (in thousands):

                                              SEPTEMBER 30,  DECEMBER 31,
                                                 1998            1997
                                              -------------  ------------
Foreign currency translation adjustment         $    7         $     -
                                                ------         -------
                                                $    7         $     -
                                                ------         -------
                                                ------         -------

NOTE 6-COMMITMENTS AND CONTINGENCIES:

     In April 1998, the Company received notification from the General Services Administration ("GSA") that it had completed its audit of the Company's two product supply contracts, which were subject to GSA regulations. At December 31, 1997, the Company had a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs and penalties under these contracts. As a result of the notification by GSA, the Company released the reserve of $532,000 in the second quarter of 1998, which resulted in a reduction in selling, general, and administrative expenses in the nine months ended September 30, 1998. The Company believes that no additional liabilities will result from this matter.

     On December 31, 1997, the Company completed its acquisition of NetEdge Systems, Inc. Of the total purchase consideration $6,300,000 was placed into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In September 1998, $600,000 of the escrow amount was released to the Company and $400,000 was released to the shareholders of NetEdge. An additional $300,000 will be released to the shareholders of NetEdge prior to the end of 1998.

     In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 7-SALE OF BUILDING:

     In March 1998, the Company recorded, as other income, a one-time, pre-tax gain of $1,329,000 from the sale of its former headquarters by a partnership in which the Company holds a one-third interest.

NOTE 8-SUBSEQUENT EVENTS:

     On October 15, 1998, Larscom announced a corporate restructuring designed to better align its expenses with anticipated revenues and to tighten its focus on opportunities that offer the best long-term growth potential. The restructuring includes a workforce reduction of approximately 16%. As a result of its recent actions the Company is also in the process of assessing whether there has been any impairment of its intangible assets and goodwill which were carried at approximately $8,800,000 at September 30, 1998. These assets were originally recorded as a result of the acquisition of NetEdge Systems, Inc. in December 1997. The Company expects to incur a one-time pre-tax charge of approximately $10,000,000 in the fourth quarter relating to the restructuring, which consists primarily of severance payments and a write-down of a substantial portion of the intangible assets associated with the NetEdge acquisition.

     In November 1998, the Company offered holders of options to purchase Class A Common Stock the opportunity to have their existing options canceled and replaced with new options. Both the original and replacement options have been granted under the Company's Stock Incentive Plan. The new options are for the same number of shares as the replaced options and are on substantially the same terms except for the exercise price and the vesting period. The exercise price for the new options will be the fair market value of the Company's Class A Common at a predetermined future date. The new options will vest over a period of four years from the date of grant. Granting these new options will not result in any compensation expense.

NOTE 9-RECENT ACCOUNTING PRONOUNCEMENTS:

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

                                LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AND THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

     The Company's products can be split into two main categories - network systems (broadband) and digital access (narrowband), based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and, to a lesser extent, through a variety of resellers including original equipment manufacturers, value-added resellers, system integrators and distributors. A high proportion of the Company's sales are made to a limited number of network service providers ("NSPs") and internet service providers ("ISPs"). This proportion has remained relatively constant over the past year. Network systems sales represent an increasing percentage of total revenues, a trend the Company expects to continue.

     REVENUE. Revenues of $18,212,000 for the three months ended September 30, 1998 decreased by 6% from $19,336,000 in the comparable period in 1997.
Revenues of $59,181,000 for the nine months ended September 30, 1998 grew by 8% over revenues of $54,894,000 during the comparable period in 1997. During the three and nine months ended September 30, 1998, network systems sales were 44% and 50% of total revenues, respectively, as compared to 36% in the corresponding respective periods of 1997. The increase in network systems sales in the three months ended September 30, 1998, as compared to the corresponding 1997 period, was due to sales of EDGE products. There were no EDGE product revenues in 1997 because the acquisition of NetEdge Systems, Inc. was consummated on December 31, 1997. The higher network systems sales in the nine months ended September 30, 1998, as compared to the corresponding 1997 period, were due to sales of EDGE products and, to a lesser extent, higher sales of the Orion 4000 product line. Network systems sales were lower in the second and third quarters of 1998 as compared to the immediately preceding quarters primarily due to reduced shipments to certain of the Company's largest customers. Digital access product sales decreased in both the three and nine months ended September 30, 1998, when compared to the corresponding 1997 periods, primarily as a result of lower demand from certain of the Company's largest customers. The Company has previously announced publicly that it anticipates revenues for the fourth quarter to be in the range of approximately $12,000,000 to $14,000,000.

     GROSS PROFIT. As a percentage of revenue, gross profit for the three and nine months ended September 30, 1998 decreased to 29% and 44%, respectively, as compared to 57% for each of the comparable respective periods of 1997. Gross profit during the three and nine months ended September 30, 1998 was lower than the prior year periods primarily as a result of increased inventory reserves. Expenses related to inventory reserves were $200,000, $1,100,000 and $3,553,000 in the first, second and third quarters of 1998, respectively. Other contributing factors were amortization of purchased technology of $1,289,000 that was not included in the corresponding 1997 periods and higher overhead expenses. In addition, gross margins in the first nine months of 1998 were impacted by lower margins in the first quarter of 1998 on sales of finished goods acquired as part of the NetEdge acquisition as well as manufacturing costs incurred at the NetEdge facility.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 16% to $2,828,000 in the three months ended September 30, 1998 from $2,436,000 in the comparable period in 1997. During the nine months ended September 30, 1998 research and development expenses increased 29% from $7,052,000 to $9,131,000. The greater research and development expenses were due primarily to additional headcount associated with the purchase of NetEdge as well as continuing investment in product enhancements and new products. The Company expects that research and development expenses will decrease in absolute dollars in future periods as a result of the restructuring effected by the Company in October 1998. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for more details.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses rose by 23% to $6,423,000 during the three months ended September 30, 1998 as compared to $5,220,000 in the comparable 1997 period. During the first nine months of 1998, selling, general and administrative expenses increased by 31% to $20,184,000 from $15,411,000 in the comparable 1997 period. These greater expenses were due primarily to additional personnel costs associated with the acquisition of NetEdge, including expenses associated with an office in the United Kingdom. These higher expenses were offset in part in the first nine months of 1998 by the release (during the second quarter of 1998) of the unused reserve of $532,000 that had been established for potential unasserted claims related to two General Services Administration contracts. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more details. The Company anticipates that selling, general and administrative expenses will decrease in absolute dollars in the future as a result of the restructuring that took place in October 1998. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for more details.

     Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury, human resources and administrative services. These charges were $106,000 and $156,000 during the three months ended September 30, 1998 and 1997, respectively, and $319,000 and $468,000 during the nine months ended September 30, 1998 and 1997, respectively.

     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes charges for the unused portion of the line of credit available under the Credit Agreement that the Company entered into with Axel Johnson in December 1996. See Liquidity and Capital Resources for more details.

     INTEREST AND OTHER INCOME. Interest income was $222,000 and $584,000 for the three and nine month periods ending September 30, 1998, respectively, compared to $413,000 and $1,333,000 for the corresponding periods of the prior year. The reduction in interest income is primarily due to lower cash balances resulting from cash paid for the acquisition of NetEdge in December 1997 and the subsequent payment of assumed liabilities.

     In March 1998, the Company recorded a one-time, pre-tax gain of $1,329,000 from the sale of its former headquarters by a partnership in which the Company holds a one-third interest.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 40% and 36% for the nine months ended September 30, 1998 and 1997, respectively. These rates differ from the federal statutory rate primarily due to state taxes which were offset by non-taxable interest income received on the Company's cash equivalents and short-term investments. The higher effective tax rate in the 1998 period was primarily due to a decrease in non-taxable interest income as a result of reduced funds available for investment.

     At September 30, 1998 the Company had recorded net deferred tax assets of $11,390,000. In accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes", the Company has not recorded any valuation allowance against those assets because management has determined that it is more likely than not that all of these assets will be realized. This determination includes a significant amount of judgment and assumptions, including those which relate to the ability of the Company to generate taxable income in the future. Some of the factors that the Company used to make this determination are: the Company has a strong earnings history; a significant portion of the deferred tax assets are deductible over fifteen years; losses can be carried forward for twenty years; some of the losses can be carried back to prior years; and the Company is able to switch its investments to taxable securities from non-taxable securities. The amount of the deferred tax assets considered realizable could be reduced in the near term if the Company's estimates of future taxable income in the carry-forward period are reduced. This could have a material adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $1,844,000 during the nine months ended September 30, 1998 as compared to $2,075,000 in the same period in 1997. The cash provided during the 1998 period was primarily a result of depreciation and amortization expense and decreases in inventories and accounts receivable, offset by decreases in accounts payable, accrued expenses and other current liabilities and by the net loss.

     From its acquisition by Axel Johnson in 1987 until its initial public offering in December 1996, the Company met its operating and capital requirements primarily from cash flows from operations and advances from Axel Johnson. Upon consummation of the IPO, the Company entered into a credit agreement with Axel Johnson (the "Credit Agreement") under which the Company has available a revolving line of credit of $15,000,000 which expires in December 1998. As of September 30, 1998, there were no amounts outstanding under this line of credit. The Company believes that it will be able to extend the expiration date of the Credit Agreement with similar terms and conditions for an additional two years. There can be no assurance, however, that such financing will be available.

     The Company expects that capital expenditures for the whole of 1998 will be approximately $2,000,000. In the nine months ended September 30, 1998 the Company spent $1,347,000 on capital. Capital expenditures during 1999 are expected to be approximately $2,500,000.

     As of September 30, 1998, the Company had working capital of $37,440,000 including $21,693,000 in cash, cash equivalents and short-term investments. The Company believes that working capital, together with the Company's line of credit and funds generated from operations, will provide adequate liquidity to meet the Company's operating and capital requirements for at least the next twelve months. There can, however, be no assurance that future events, such as the potential use of cash to fund acquisitions, would not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital would be available on terms acceptable to the Company, or at all.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AND THIS QUARTERLY REPORT ON FORM 10-Q.


     CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and telecommunication companies, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During the nine months ended September 30, 1998, three customers each accounted for more than 10% of the Company's revenue. On September 14, 1998, two of these customers, WorldCom (including its subsidiary, UUNet Corporation) and MCI, completed their merger and now operate under the name MCIWorldCom. Together, MCI and WorldCom accounted for 33% and 36% of the Company's revenues during the nine months ended September 30, 1998 and 1997, respectively. Separately, MCI would have accounted for 16% and 26% of revenues in the corresponding, respective periods. Accordingly, the Company's revenue is currently highly dependent on continued orders from the newly combined entity as well as additional large customers.

     Sales to specific large customers fluctuated significantly in the three and nine months ended September 30, 1998 as compared with the corresponding periods of 1997. Sales to MCI (considered separately from WorldCom) decreased by 36% and 34% in the three and nine month ended September 30, 1998 as compared to the corresponding 1997 periods. The decreases were largely offset by increases in sales to WorldCom and its subsidiaries (excluding MCI) of 78% in the nine months ended September 30, 1998. The majority of the shipments of the EDGE product line in 1998 were made to WorldCom. Sales to IBM/Advantis decreased to 11% of total revenues in the three and nine months of 1998, as compared to 14% and 15% in the comparable respective 1997 periods.

     None of the Company's customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in, orders by one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. The Company's sales historically have been concentrated in a small number of customers. Therefore, sales for a given quarter may depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since 1994, sales to MCI, IBM/Advantis, AT&T, and WorldCom including its subsidiaries and other current customers (excluding the impact of sales of NetEdge products to the Company's existing customers) have occasionally varied by up to $4.0 million from quarter to quarter. For example, reductions in orders by certain large customers contributed significantly to the Company's lower revenues in the second and third quarters of 1998 as compared to the corresponding quarters of 1997. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's backlog and consequent ability to predict revenues is limited.
One of the Company's largest customers, MCIWorldCom, is changing to a just-in-time inventory system in which its vendor deliveries are made only when equipment is needed. The Company believes that this transition had a negative impact on revenues during the third quarter of 1998 and could impact future quarters particularly since the WorldCom/MCI merger has now been consummated.
In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

     The Company's gross margin is affected by a number of factors including the level of inventory reserves, product mix, production volume, product pricing, costs of components, manufacturing costs, amortization of certain intangible assets and price discounts given. For example, a price reduction of a particular product in response to competitive pressure which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and could have a material adverse effect on the Company's business and operating results.

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

     Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, sales promotion activities by the Company, the Company's ability to expand its sales and marketing organization effectively, the Company's ability to attract and retain key technical and managerial employees and general economic conditions. Because of all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Class A Common Stock could be materially adversely affected.

     RESTRUCTURING. On October 15, 1998, Larscom announced a corporate restructuring designed to better align its expenses with anticipated revenues and to tighten its focus on opportunities that offer the best long-term growth potential. The restructuring includes a workforce reduction of approximately 16%. As a result of its recent actions the Company is also in the process of assessing whether there has been any impairment of its intangible assets and goodwill which were carried at approximately $8,800,000 at September 30, 1998. These assets were originally recorded as a result of the acquisition of NetEdge Systems, Inc. in December 1997. The Company expects to incur a one-time pre-tax charge of approximately $10,000,000 in the fourth quarter relating to the restructuring, which consists primarily of severance payments and a write-down of a substantial portion of the intangible assets associated with the NetEdge acquisition. If the Company is not successful in reducing expenses to match anticipated lower revenues, or if revenues are lower than expected, results of operations and financial condition could be materially adversely affected.

     The Company is conducting a search for a new Chief Executive Officer. If the search cannot be completed within a relatively short period of time the Company's business could be materially adversely affected.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products, particularly in the network systems group. Network systems product sales represented 40% of revenues during the whole of 1997 and 50% of revenues in the first nine months of 1998. Network systems product sales are expected to continue to increase as a percentage of overall revenues in the longer term, although the proportion of network systems sales to total revenues may vary from quarter to quarter. Accordingly, the Company's future success will be largely dependent on the market success of newly introduced products and additional new products that may be introduced in the future. These include, for example, the WANmaker line of digital access products which has only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

     YEAR 2000. As the year 2000 approaches, the challenges associated with moving into a new millennium have become a critical business concern around the world. Larscom recognizes the importance of approaching this situation in a timely, proactive manner. The Company established a Year 2000 Compliance Program to ensure that the Company's products and internal systems currently in use continue to function properly into the next century. As such, the Company has placed a high level of emphasis on preserving the integrity and continuity of the business processes and activities that are vitally necessary for the business to continue. The initial priority for the Company was the evaluation of products sold to customers. The Company has committed the necessary resources to make the Company's current product offerings Year 2000 compliant and has completed the testing and remediation phase. All of the Company's current product offerings are Year 2000 compliant. In those cases where a product was found not to be in compliance the information was communicated to the Company's customers via written notification. In most cases, an upgrade path has been provided to these customers so that compliance is attained.

     Larscom is in the process of reviewing and obtaining the required resources to move into the implementation phase for its internal infrastructure. The Company is in the process of upgrading its primary business system for Year 2000 compliance. Larscom anticipates the implementation phase to be completed by December 1998. Additionally, the Company is assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include manufacturing plant floor equipment, system test laboratories, engineering laboratories, and the building infrastructure.
Based on assessments completed to date and compliance plans in process, Larscom does not expect that the Year 2000 issue, including the cost of making its products and critical systems compliant, will have a material effect on its business operations or cash flows. Direct costs related to all Year 2000 compliance testing and remediation are estimated to be approximately $540,000 over a two year period. A substantial portion of these costs have already been incurred.

     Larscom is engaged in the process of evaluating the Year 2000 readiness of suppliers. If Larscom determines that critical suppliers are not Year 2000 ready, Larscom will monitor their progress and take appropriate actions. Based on current progress and future plans, Larscom believes that the Year 2000 date change will not significantly affect Larscom's ability to deliver products and services to its customers on a timely basis. However there can be no assurances that the Year 2000 date change will not have a material adverse affect on the Company's results of operations or financial condition.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. The Company does not believe it would be able to develop alternative sources for components provided by Waferscale, Vicor, Xilinx and PMC-Sierra. The Company believes it would be able to develop alternative sources for most of the components and software used in its products without incurring substantial additional costs. However, there can be no assurance that the Company would be able to develop any such alternative sources, if required. Any inability by the Company's suppliers to meet the Company's demand or any prolonged interruption in supply or a significant price increase of one or more components or software could have a material adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements.

     RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost effective basis. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If the Company were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, the Company's business and operating results could be materially adversely affected. For example, the Company is aware of a competing technology with network monitoring capabilities that can be used in place of the Split-T product which the Company sells primarily to MCIWorldCom. If MCIWorldCom's customers opt for the alternative technology as part of their services the Company's business and operating results would be materially adversely affected.

     SOURCES OF ADDITIONAL FINANCE. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson. However, there can be no assurance that alternative sources of financing will be available upon the expiration of such facility in December 1998, or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility. The Company believes that it will be able to extend the expiration date of the Credit Agreement with similar terms and conditions for an additional two years. There can be no assurance, however, that such financing will be available.

     MANAGEMENT OF OPERATIONS. The growth in the Company's business has placed a significant strain on the Company's personnel, management and other resources, and is expected to continue to do so. These strains have been exacerbated by the Company's recent restructuring as well as the recent resignation of the Company's chief executive officer. There can be no assurance that the Company will be able to recruit a new chief executive officer in a timely manner. The Company's future success depends on its ability to retain employees following the recent restructuring and the Company's recent financial performance shortfalls. In addition, the Company must continue to attract, train, motivate and manage new employees successfully, as required for future growth, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. The Company's failure to manage any expansion effectively, including the above factors, could have a material adverse effect on the Company's business and operating results.

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

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has had little experience in international markets. While the acquisition of NetEdge increased the exposure of the Company to international markets, sales outside the U.S. continue to account for less than 10% of the Company's sales. The conduct of business outside the U.S. is subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of its efforts to grow its business, the Company reviews acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities, as evidenced by the acquisition of NetEdge in December 1997. This acquisition has not been a success. See Restructuring above for details. The Company has no current agreements or negotiations underway with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased research and development in process) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

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

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of municipal government securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Certain of the Company's sales and marketing expenses are incurred in local currencies. As a result the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.

PART II:       OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS

                    The Company is not currently involved in any material legal proceedings

ITEM 2:        CHANGES IN SECURITIES

                    Not Applicable

ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

                    Not Applicable

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not Applicable

ITEM 5:        OTHER INFORMATION

                    Not Applicable

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

               A:   Exhibits

                    27 Financial Data Schedule

               B:   Reports on Form 8-K

                    On October 8, 1998, the Company filed a report on Form 8-K. Under Item 5, "Other Events", the Company reported that it had issued a press release on October 1, 1998 which was attached as an exhibit thereto. In the press release the Company announced that its President and Chief Executive Officer, Deborah M. Soon, had resigned and that George M. Donohoe, Executive Vice President had been appointed acting Chief Executive Officer. In the same press release the Company also announced that it has revised its outlook for the fourth quarter of fiscal 1998 and currently anticipated revenues for the period to be in the range of approximately $12 million - $14 million. The Company also stated that it expects to incur one-time charges related to a restructuring and a substantial operating loss during the fourth quarter of fiscal 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LARSCOM INCORPORATED




DATE  November 12, 1998            BY   /s/ Bruce D. Horn

                                   Bruce D. Horn
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)