Form 10-K
period 1998-12-31
LARSCOM INC
filed 1999-03-31
CIK 1024047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 1-12491
                             ---------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1999, was approximately $16,606,000.

    The number of the registrant's shares outstanding as of March 11, 1999, was 8,313,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                           -----------
PART I       ............................................................................................           3

ITEM 1.      BUSINESS....................................................................................           3

ITEM 2.      PROPERTIES..................................................................................          14

ITEM 3.      LEGAL PROCEEDINGS...........................................................................          14

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................          14

PART II      ............................................................................................          15

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.......................          15

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA........................................................          16

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......          17

ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................          28

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................          29

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........          52

PART III     ............................................................................................          52

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................          52

ITEM 11.     EXECUTIVE COMPENSATION......................................................................          52

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................          52

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................          52

PART IV      ............................................................................................          53

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................          53

PART I

ITEM 1. BUSINESS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

    Larscom Incorporated (the "Company" or "Larscom") develops, manufactures and markets a broad range of high speed global internetworking products for network service providers ("NSPs"), Internet Service Providers ("ISPs") and corporate users. Product offerings range from full and fractional T1/E1, inverse multiplexed T1/E1 and T3 to frame relay, asynchronous transfer mode ("ATM"), inverse multiplexing for ATM ("IMA") and transparent local area network ("LAN") services.

    Prior to the Company's initial public offering ("IPO") in December 1996, the Company was a wholly owned subsidiary of Axel Johnson Inc. ("Axel Johnson"). Upon consummation of the IPO Axel Johnson owned 55% of the Class A and B Common Stock of the Company and controlled 83% of the voting interest. These ownership and control percentages currently remain approximately the same.

INDUSTRY OVERVIEW

    The proliferation of personal computers and the continuing need of users to disseminate and share information have driven the Internet to become the quintessential communications system. With both residential and business usage expanding at phenomenal rates, the Internet is used not only as a means of obtaining information, but also as the "virtual private network" of many enterprises. Traditional local area networks which connect computing resources within an enterprise are now routinely interconnected across wide geographic areas via wide area networks ("WANs"). As networks extend and reach around the world, demand for increased WAN capacity and higher speed WAN access has grown dramatically. More recently, this demand has been further fueled by more bandwidth intensive applications (video, imaging, etc.) and increasingly creative ways of combining multiple types of information (voice, data, etc.) into a single high speed connection.

    The increased demand for greater WAN speed and capacity has been accompanied by increased complexity in available network services. In addition to dedicated 56/64 kbps and T1/FT1 services, private and public frame relay, digital subscriber loop ("DSL") and ATM are available. This large variety of services has also been coupled with an escalation in the variety and complexity of LAN technology (10 Mbps, 100 Mbps, switched and Gigabit Ethernet and Fiber Distributed Data Interface ("FDDI")). ATM, a highly scalable, cell-based technology defined specifically to carry data, voice and video simultaneously, has begun to migrate outward from its traditional position as a service provider's core network backbone. NSPs and ISPs have begun offering a variety of services such as Internet access and Transparent LAN service at a variety of network speeds, ranging from 1.5 Mbps to the newly standardized NxT1 Inverse Multiplexing for ATM ("IMA") specification to 155 Mbps.

    As a result of both the increased demand for greater WAN capacity and the complexity and continuing evolution of service offerings, businesses have been transitioning from the use of private WANs dedicated to individual businesses to greater use of public WANs (often Internet based) maintained by NSPs and ISPs. As this transition occurs, NSPs and ISPs are being asked to provide an increasing variety of transmission and network management services. In addition, corporate users in many cases are requiring NSPs to assume full responsibility for operating and monitoring the network and to guarantee certain levels of service.

    NSPs, ISPs and corporate users require equipment that can help them keep pace with their ever changing bandwidth requirements. In addition, these customers increasingly are seeking solutions that operate on a global basis with networks that cross international boundaries. NSPs, ISPs and corporate users require the ability to add more services and high speed applications in a rapid and affordable manner. Accordingly, NSPs, ISPs and corporate users require telecommunications equipment that supports a broad range of services and operate reliably, flexibly and consistently in all the required countries. The complexity and variety of services and products have prompted NSPs, ISPs and corporate users alike to consolidate their purchasing activity by using fewer vendors who offer reliable and affordable equipment throughout the world.

THE LARSCOM SOLUTION

    The Company's broad range of product offerings provides access to both ATM and time division multiplexing ("TDM") services across a variety of international standards at speeds ranging from 56 kbps to 155 Mbps. The Company's products have modular architectures that simplify the provisioning of new services by NSPs and ISPs and lower the cost of obtaining additional bandwidth for large corporate users.

    PROVIDING MULTI-SERVICES/MULTI-CUSTOMER SOLUTIONS. Although ATM equipment has seen success in the carrier infrastructure, ATM service to end users has only just become available. ATM as an access technology is beginning to gain acceptance, becoming the technology of choice for many NSPs to offer multiple services--cell, frame, circuit, Internet, intranet, extranet, transparent LAN or virtual private networks. ATM's greatest benefit is its ability to transport a variety of media types seamlessly across the network, as it is already doing in many of the backbone infrastructures of carriers today. Larscom's EDGE family of ATM edge access products provides multi-service solutions to NSPs and ISPs, and addresses the need to service multiple clients through a common, secure platform.

    BRIDGING THE BANDWIDTH GAP. Through its Mega-T, Mega-E and Orion 4000 products, Larscom pioneered the use of T1 and E1 inverse multiplexing, which enables users to achieve higher bandwidth capacity than offered by a single T1/E1 line, thereby bridging the bandwidth gap between T1/E1 and T3/E3. Fractional T3/E3 service, provided in this manner, allows NSPs to leverage the existing T1 based infrastructure and provides corporate users with ready access to affordable and ubiquitous high speed bandwidth. Larscom's new Orion 2000 extends Larscom's inverse multiplexing experience to the ATM environment.

    SCALABILITY AND MODULARITY. The Company incorporates flexibility and modularity into its products as network complexity and bandwidth increase, as industry standards evolve and as NSPs, ISPs and corporate users seek to meet multiple needs. The Company's upgradeable software and plug-in modules allow services to be added rapidly and cost effectively as demand changes and industry standards evolve.

    RELIABILITY AND QUALITY. The Company has earned a strong reputation for the quality of its products, as well as its responsive service. The Company's products are manufactured to meet the highest standards of reliability and quality, including intensive system level testing in development and manufacturing. Larscom has responded to its customers' needs by providing telecommunications equipment that operates reliably and consistently across the globe. The Orion 4000, Orion 2000, WANmaker, Mega-E and EDGE product families are designed, tested and certified for use in major international markets. The WANmaker product, in particular, is designed for easy installation and use.

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

PRODUCTS

    The Company's products are divided into two groups based upon bandwidth capabilities. The Network Systems Group is responsible for the broadband products which are defined as products that support bandwidth greater than 2 Mbps and the Digital Access Group is responsible for products that support bandwidth less than 2 Mbps.

NETWORK SYSTEMS GROUP

    Larscom entered the broadband market in 1991 with the acquisition of T3 Technologies, Inc. Larscom's broadband product line consists of a range of products that include the Orion 4000 broadband access multiplexer, a family of inverse multiplexers, a single function T3 Digital Service Unit ("DSU") and most recently, the EDGE Series ATM edge access products. List prices of network systems group products range from $3,700 to $120,000. Network Systems Group products accounted for 50%, 40% and 31% of total revenues in 1998, 1997 and 1996, respectively.

    ORION 4000. The Orion 4000 is a highly versatile broadband access multiplexer with a unique architecture that handles both ATM and TDM traffic using a dual, redundant 155 Mbps bus structure. The Orion 4000 accommodates data applications operating at speeds from 1.5 Mbps up to 155 Mbps, as well as network connections that range from T1 or E1 to T3. The Orion 4000 is designed to enable functionality to be added in a modular and cost effective fashion. It is available in both 5 slot and 12 slot shelf configurations, both of which have met the requirements of CE (European Union Certification) for international markets. The Orion 4000 is distinctive in the role that it can play in hybrid networks (TDM networks with ATM applications) and in providing an economical migration path from low to high bandwidth, thereby ensuring legacy equipment investment protection.

    The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules, introduced in 1994 and 1995, respectively, provide transparent channels for applications such as LAN interconnection or video transmission. The T3mux and Tmux modules, introduced in 1995, provide greater flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit, to act as a DS3 crossconnect, and combine T1 traffic from a digital Private Branch Exchange ("PBX") or a T1 multiplexer with inverse multiplexed data. The T3Clear module for the Orion 4000 was introduced in early 1997 and a second double density version of T3Clear was introduced in 1998. T3Clear application modules provide clear channel 45 Mbps transmission and are fully interoperable with the Access-T45, Larscom's standalone T3 DSU.

    ORION 2000. The Orion 2000 ATM inverse multiplexer, introduced in May 1998, is designed to be used by NSPs who wish to provide either native ATM services or ATM extensions at economical prices. It is fully conformant with the ATM Forum IMA specification and can interface directly with an OC3 ATM user-to-network interface or network-to-network interface on any ATM device. The Orion 2000 offers ATM connectivity up to 12 Mbps (8 X T1) or up to 16 Mbps (8 X E1), as well as extremely low cell delay variation, a requirement for delay-sensitive traffic such as video. The unit has sophisticated ASCII terminal and simple network management protocol ("SNMP") interfaces that allow local or remote configuration, performance monitoring, alarm notification and diagnostic testing. In addition, an optional LarsView 2000 graphical user interface offers graphical, point-and-click monitoring and control.

    EDGE SERIES PRODUCTS. The EDGE family of products consists of the EDGE 40, 65, 70 and 85, which were developed to fulfill NSP and ISP needs for service-enabling intelligence at the edge of their networks. A single EDGE multiservice system installed in an office building, office park or other carrier point of presence can aggregate and concentrate Ethernet, Fast Ethernet, FDDI and Token Ring LAN traffic from multiple customers to a high speed ATM link operating at speeds up to 155 Mbps. Each customer can have its own secure, private virtual network operating at the same native speed as its LAN. With the EDGE product family, network service providers can maximize service revenue from an ATM link and end users can subscribe to a number of tailored, flexible services. In late 1997, circuit-based service support was added to the EDGE family.

    OTHER BROADBAND PRODUCTS. The Mega-T, introduced in 1992, was the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. It provides economic access to greater than T1 bandwidth for high speed applications, deriving a data channel of up to 6 Mbps from four T1 circuits. An E1 version of the product, the Mega-E, was introduced in 1998. Larscom's patented inverse multiplexing algorithm, used for both the Mega-T/E and Orion 4000, handles alignment of the individual T1s or E1s and allows for differential delay between individual T1s. This algorithm also allows the data transmission rate to be lowered automatically in the event that individual T1 circuits fail and to be raised automatically when the circuits are restored. The Mega-T/E shares with the Orion 4000 the unique ability to identify individual T1/E1 circuits, thereby simplifying trouble shooting. The Mega-T/E is primarily used for high speed LAN internetworking, as well as frame relay network access above T1 or E1 speeds and broadcast quality digital video.

    The Access-T45, introduced in 1992, is a single or dual port, 45 Mbps DSU that provides a clear channel T3 network interface. The Access-T45 is used for very high speed LAN internetworking, for Internet access and backbones and for channel extension. The Access-T45 allocates bandwidth in increments of 3 Mbps, a functionality that has been used by some ISPs to control bandwidth assignment for their customers.

    EtherSpan, introduced in 1996, is an advanced Ethernet bridge that can handle a sustained data rate of 10 Mbps. It offers cost effective, high speed WAN connectivity for Ethernet LANs, with one 10Base-T Ethernet LAN port and a single WAN port that utilizes either HSD or HSSI standards. When combined with Larscom's Mega-T or Mega-E inverse multiplexers, the resulting MegaSpan offerings provide a cost-effective Ethernet-to-NxT1/E1 WAN connection.

DIGITAL ACCESS GROUP

    Larscom entered the digital access market in 1986 with emphasis on performance monitoring of T1 lines. Larscom's pioneering efforts to deliver an advanced network diagnostic system within a Channel Service Unit ("CSU") resulted in its TNDS (T1 Network Diagnostic System) product line. The advanced performance monitoring capabilities, which were featured in the first TNDS and enhanced and complemented in subsequent CSU and CSU/DSU products, continue to be a hallmark of Larscom throughout its product lines. List prices of digital access group products range from $845 to $6,595. Digital Access Group products accounted for 45%, 56% and 68% of total revenues in 1998, 1997 and 1996, respectively.

    ACCESS-T AND SPLIT-T PRODUCTS. The Access-T family, introduced in 1991, is a series of T1/FT1 CSU/ DSUs. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/FT1 circuit. The Split-T, introduced in 1990, is a stand alone T1/FT1 CSU/DSU. It has a front panel that incorporates a LCD user interface for local configuration and is primarily used for LAN interconnection and digital PBX traffic. In 1996, the Access-T 100S, a low cost, smaller version of a single port Access-T, was introduced, allowing the Company to respond to downward price pressure in the digital access market.

    WANMAKER PRODUCT FAMILY. The first product in the WANmaker product family, the TerraUno T1/E1 DSU, is a network access device optimized for connecting routers, bridges, and other high speed devices to E1 or T1 public network services such as the Internet and Frame Relay. Introduced in 1998 the TerraUno is as easy to install and use as a plug-and-play analog modem.

    OTHER DIGITAL ACCESS PRODUCTS. The Access-T 1500, introduced in 1992, is a shelf based version of the Access-T that utilizes a hub and spoke architecture which allows centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained for space.

    The Orion 200 family, introduced in 1994, is an advanced T1 and E1 access multiplexer that can accommodate from two to eight data ports and two network ports. Its primary application is LAN interconnection, often coupled with digital PBX traffic, as well as videoconferencing. The Orion 200 family can operate in both T1 and E1 networks, and can also perform conversion between T1 and E1 standards.

    The FramePath 64 and 100 are frame-aware CSU/DSUs for a frame relay network. Larscom purchases these products from an original equipment manufacturer.

    In addition, Larscom offers a family of T1 CSU products, introduced in 1986, centered on the TNDS family of fully featured T1 CSUs. These products provide a T1 network interface with advanced performance monitoring and diagnostic capabilities.

CUSTOMERS

    The Company's customers principally consist of NSPs, ISPs, systems integrators, value added resellers ("VARs"), federal, state and local government agencies and end-user corporations.

    The Company believes that its relationships with large customers, particularly the NSPs and ISPs, will be critical to its future success. These customers prefer to purchase the majority of their network access solutions from a single vendor, which may benefit the Company as it broadens and enhances its product line. In 1998, 1997 and 1996, NSPs and ISPs represented 61%, 63% and 62%, respectively, of total revenues. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----
MCIWorldCom (*).............................................   32%    36%    34%
IBM Global Network (**).....................................   10%    14%    13%

------------------------

* In September 1998, MCI and WorldCom completed their merger and now operate under the name MCIWorldCom. Percentages of total revenue have been restated for 1998 and prior years as if the merger had been in effect for all periods presented. Separately, MCI would have accounted for 16%, 25% and 21% of total revenues during 1998, 1997 and 1996, respectively.

**   In December 1998, AT&T announced its agreement to purchase the IBM Global
    Network from IBM. This acquisition is expected to be consummated in 1999. Had this acquisition been in effect for all periods presented, AT&T would have accounted for 12%, 19% and 20% of total revenues in 1998, 1997 and 1996, respectively.

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

MARKETING AND SALES

    The Company sells its products in the U.S. primarily through its direct sales organization, and to a lesser extent through OEMs, VARs and systems integrators. The Company is currently seeking to develop an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales through this channel will consist primarily of digital access products, particularly the WANmaker product, and to a lesser extent network systems group products. Sales to large NSPs and ISPs will continue to be handled by the Company's direct sales force. As part of this strategy the Company has appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in the Company's ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of the Company's products and new methods of advertising and promoting the products which will result in additional expenses. These, and other factors, could cause results of operations and financial condition to be materially adversely affected.

    The Company markets its products internationally through non-exclusive distribution agreements with VARs and systems integrators. To date the use of a distribution channel outside the US has not been particularly successful. To focus on sales to Europe, the Middle East and Africa, the Company has created a regional sales and service team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers.

    NSPs require that products undergo extensive lab testing and field trials prior to their deployment in the network. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for evaluation and approval. Additionally, international NSPs require products that meet country specific certification standards for safety, emissions and network connectivity. The length of the various approval processes is affected by a number of factors, including the complexity of the product involved, the priorities and budgetary constraints of the customer and regulatory issues.

CUSTOMER SERVICE AND SUPPORT

    The Company's products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The Company has service contracts with most of its major customers, and provides on site service via arrangements with a number of service partners worldwide such as Milgo Services and Netcom Solutions in the U.S., Data General in Europe and Datacraft in the Pacific Rim. These contracts typically establish response time and level of service commitments, with penalties for non-performance. Larscom maintains a 24 hour, 7 day a week technical assistance support center, and provides on site support with contracted response times, plus a wide range of repair programs. The Company also provides technical applications assistance, as well as customer and distributor product maintenance, installation services and training.

    Prior to January 1997, all of the Company's products carried a two-year warranty, which generally covered defects in materials and workmanship. In January 1997, the Company changed the warranty period for most of its products to three years. In the past, the Company's warranty expenses have been relatively insignificant.

RESEARCH AND DEVELOPMENT

    Larscom believes that its future success depends on its ability to maintain technological leadership through timely enhancements of existing products and development of new products that meet customer needs. During 1998, 1997 and 1996, total research and development expenses were $11,463,000, $30,063,000 (including an acquisition related in-process research and development charge of $20,120,000) and $8,123,000, respectively. The Company believes that a continued commitment to research and development, particularly related to emerging technologies, will be required to remain competitive.

    The Orion 4000 product family was designed specifically to meet the demands of the Company's larger customers. Relationships with these customers provide the Company with advanced insight into the evolving needs of customers and allow the Company to anticipate new technology requirements. Enhancements to these product families are being developed by including major customers in the product definition and review process. Timely customer feedback is important to the Company in making modifications to existing products and designing new products.

    The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. Expertise is required in the general areas of telephony, data networking and network management, as well as specific technologies such as DSL, ATM, SONET and Synchronous Digital Hierarchy ("SDH"). Further, the telecommunications industry is characterized by the need to design products that meet industry standards for safety, immunity, emissions and network connection. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by NSPs. As a result, there is a potential for delays in product development due to the need to comply with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market. The Company's business and operating results could be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements.

MANUFACTURING AND QUALITY ASSURANCE

    The Company's manufacturing operations consist of materials procurement, third party assembly of final product based on printed circuit boards, product testing and inspection and system configuration for shipment. The Company has maintained a long term relationship with its principal third party printed circuit board assembler which has allowed the Company to implement total quality control in the entire manufacturing process, including statistically monitored process control programs. The Company utilizes traditional procurement methods with its suppliers, using standard purchase orders for all scheduling and commitments. Most purchase order payment terms are standard with payment due in 30 days, with some orders negotiated to net 45 days payment. The Company uses automated functional product testing to remain flexible to customers' needs while maintaining control of the quality of the manufacturing process.

    During 1998, the Company outsourced the manufacturing of the Orion 4000 chassis and the main printed circuit board assemblies for its Access-T and Split-T product lines. In the future the Company may outsource other products. The Company has outsourced completely the manufacturing of the WANmaker product since its introduction. Complete outsourcing is also known as turnkey manufacturing. In turnkey manufacturing, unlike manufacturing on consignment, the vendor is responsible for procuring the components utilized in the manufacturing process. This approach transfers some of the economic risks of material cost fluctuation, excess inventory, scrap, inventory obsolescence and working capital management to the vendor. The Company will be required to commit to purchase certain volumes within various time frames. Although management believes that the benefits of turnkey manufacturing outweigh the risks, it is possible that the transition to turnkey manufacturing will impact the Company's ability to alter the manufacturing schedule rapidly enough to satisfy changes in customer demand. The Company continues to perform final assembly and testing of finished products.

    On time delivery of the Company's products is dependent upon the availability of components used in its products. The Company purchases parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement-sourcing program. The Company attempts to manage risks by developing alternate sources and by maintaining quality relationships with its suppliers. To date, the Company has been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. The Company does acquire certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into the Company's products. A substantial portion of the Company's shipments in any fiscal period relates to orders received in that period. To meet this demand, the Company maintains a supply of finished goods inventories at its manufacturing facility and safety stock of critical components at the suppliers' stocking location. In addition, a significant percentage of the Company's orders are shipped within three business days of receiving the order. There can be no assurance that interrupted or delayed supplies of key components will not occur which could have a material adverse effect on the Company's business and operating results.

    The Company maintains a comprehensive quality control program. However, complex products such as those offered by the Company might contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and its customers, there can be no assurance that existing or future products based upon the Orion 4000 or EDGE architectures or other technologies will not contain undetected errors or failures when first introduced or as new versions are released. Although the Company believes that its reserves for estimated future warranty costs are adequate, the Company's estimates, particularly those related to products which have been recently introduced such as the Orion 2000 may not be adequate. Warranty claims in excess of those expected by the Company could have a material adverse effect on the Company's business and operating results.

    At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. As a result of anticipated continued usage of these ICs, Larscom entered into purchase commitments of approximately $1,250,000 in the aggregate, representing between one and two years expected demand for these components. The Company will consider redesigning its products to replace those ICs. The Company has attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of the Company's products in determining the quantities to purchase. Although the Company believes that it will use all of the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. If the Company's estimates are not correct and requirements for these ICs are less than anticipated, it could have a material adverse effect on the Company's business and results of operations.

COMPETITION

    The markets for the Company's products are intensely competitive and the Company expects competition to increase in the future. The Company's network systems group products compete primarily with Digital Link, Verilink, ADC Kentrox, Cisco Systems, 3Com Corporation, Xylan, ADTRAN and Sonoma. The Company's digital access group products compete against traditional CSU/DSU vendors, such as ADC Kentrox, Verilink, Digital Link, ADTRAN, Paradyne and Visual Networks. The Company competes to a lesser extent with other telecommunications equipment companies. The Company believes that its ability to compete successfully depends upon a number of factors, including timely development of new products and features, product quality and performance, price, announcements by competitors, experienced sales, marketing and service organizations and evolving industry standards. The Company believes that despite increased competition, it generally competes favorably in these areas. However, certain competitors have more broadly developed distribution channels and have made greater advances than the Company in certain emerging technologies. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

    The Company's products could also be materially adversely affected by the integration of CSU/DSU functionality into switches and routers (as evidenced by the introduction in 1998 of the Cisco POET card), by the entry of LAN equipment vendors into the Company's markets or by the requirement for alternative methods of performance monitoring for services such as frame relay. In the digital access market, new technologies could displace some parts of the T1/E1 CSU/DSU product line. For example, Asymmetrical, Symmetrical and High-Speed Digital Subscriber Line ("ADSL", "SDSL" and "HDSL") are subscriber loop technologies that enable service providers to deploy high bandwidth services which could replace more traditional T1/FT1 services, upon which most of the Company's products are based.

PROPRIETARY RIGHTS

    The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by competitors of the Company which could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe on the proprietary rights of such third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liability, resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against the Company and the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business and operating results. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the U.S. and thus make the possibility of misappropriation of the Company's technology and products more likely.

EMPLOYEES

    As of December 31, 1998, the Company had 233 full time employees of whom 65 were primarily engaged in research and development, 39 in manufacturing and quality control, 66 in marketing and sales, 27 in customer service and 36 in administration and finance. The Company has never experienced any work stoppage and none of the Company's employees is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

MANAGEMENT

    The executive officers and directors of the Company are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
George M. Donohoe....................................          61   Acting Chief Executive Officer
Bruce D. Horn........................................          47   Vice President, Finance and
                                                                    Chief Financial Officer
Rebecca C. Horn......................................          45   Vice President and General
                                                                    Manager, Network Systems Group
Amin Pessah..........................................          49   Vice President and General
                                                                    Manager, Digital Access Group
Jeffrey W. Reedy.....................................          40   Vice President, Engineering
Paul E. Graf.........................................          55   Chairman of the Board (2)
Donald Green.........................................          67   Director (1)
Donald G. Heitt......................................          63   Director (2)
Lawrence D. Milligan.................................          62   Director (2)
Harvey L. Poppel.....................................          61   Director (1)(2)
Joseph F. Smorada....................................          52   Director (1)

------------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

    George M. Donohoe has served as Acting Chief Executive Officer since October 1998 and as Executive Vice President responsible for the Network Systems Group since January 1998. Previously he served as Vice President of Sales from August 1994 to December 1997, as Director of Telco Sales from April 1994 to August 1994 and as Western Region Sales Manager from November 1993 to March 1994. Prior to joining the Company, Mr. Donohoe was Director of LAN Product Sales at Teleglobe from February 1993 to October 1993, and Vice President of Sales at Halley Systems from December 1989 to January 1993. Prior to that Mr. Donohoe served in senior sales and sales management positions at Infinet, Honeywell Information Systems and IBM. Mr. Donohoe earned a BS in Industrial Engineering and Management Sciences from the University of South Dakota.

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

    Rebecca C. Horn has served as Vice President and General Manager, Network Systems Group, since she joined the Company in October 1998. Prior to that she served as Vice President, Assistant General Manager from April 1998 to September 1998 and as Vice President, Marketing and Business Development from October 1993 to April 1998 at Fujitsu Network Communications. Prior to that Ms. Horn held senior management positions at DSC Communications, Northern Telecom, ITT Telecom and GTE. Ms. Horn earned a BS in Business Administration from Western Carolina University and an MA in Economics from North Carolina State University.

    Amin Pessah has served as Vice President and General Manager, Digital Access Group, since January 1998. Prior to that he served in senior sales management positions, most recently as Assistant Vice President of North American Sales, since joining the Company in October 1988. Prior to that Mr. Pessah served in senior sales and sales management positions at Memotec, General DataComm, Timeplex and Memorex. Mr. Pessah earned a BS in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

    Jeffrey W. Reedy has served as Vice President of Engineering of the Company since August 1994. Previously, he served as Vice President/Division Manager from January 1993 to August 1994 and Director of Engineering from November 1991 to January 1993. Prior to November 1991, Mr. Reedy was the co-founder and Vice President of Engineering at T3 Technologies, Inc. (which was acquired by the Company in 1991). Mr. Reedy earned a BS in Electrical Engineering and Computer Science from Duke University and an MSEE from Stanford University.

    Paul E. Graf has served as Chairman of the Board of Directors of the Company since June 1990. Mr. Graf has served as President, Chief Executive Officer and director of Axel Johnson since 1989. Prior to joining Axel Johnson, Mr. Graf held various senior executive positions with Schroders, a venture capital company, Conrac Corporation and Texas Instruments. Mr. Graf earned a BS in Electrical Engineering from Rensselear Polytechnic Institute and an MBA from Boston University.

    Donald Green has served as a director of the Company since August 1998. He is a co-founder of Advanced Fibre Communications, Inc. ("AFC") and has served as Chairman of the Board since May 1992. Mr. Green has also served as Chief Executive Officer of AFC from June 1998 to the present and from May 1992 to June 1997. Prior to AFC, Mr. Green founded Optilink Corporation in 1987 and served as its Chief Executive Officer until the company was acquired in 1990 by DSC Communications Corporation, when he became Vice President and General Manager of the renamed DSC Optilink Access Products division. Prior to his founding Optilink Corporation, Mr. Green founded Digital Telephone Systems in 1969. Mr. Green is also a director of TCSI Corporation, two private organizations, and a private non-profit foundation. Mr. Green earned a BS from London University.

    Donald G. Heitt has served as a director of the Company since November 1996. He served as Chairman of the Board of Voysys Corporation from December 1995 until his retirement in May 1998. From April 1990 to January 1996, Mr. Heitt was the President and Chief Executive Officer of Voysys Corporation. Prior to 1990, Mr. Heitt served as Senior Vice President of Telebit Corporation, Vice President of Sales and Marketing and President of the computer division of General Automation, Inc., and Vice President of Honeywell Information Systems, Inc. Mr. Heitt earned a BBA from the University of Iowa.

    Lawrence D. Milligan has served as a director of the Company since November 1998. Mr. Milligan held several senior management positions over the course of 38 years with Procter & Gamble Co. Prior to retiring from Procter & Gamble in 1998, he was the Senior Vice President responsible for worldwide sales and customer development, a position he held for eight years. Mr. Milligan is Vice Chairman of the Board of Directors of Axel Johnson and is a member of the Board of Directors of U.S. Playing Card Company and Portman Equipment Company. He serves on the Dean's Advisory Councils of Goizueta Business School at Emory University and the University of Texas at Austin. He graduated from Williams College and served in the United States Marine Corp.

    Harvey L. Poppel has served as a director of the Company since November 1996. He served as Managing Director at Broadview International from January 1985 until his retirement in December 1996 and as President of Poptech, Inc. since 1984. Previously, he was Senior Vice President, Board Member and Managing Officer of the Information Industry Practice at Booz, Allen & Hamilton and managed communications software development at both Western Union and Westinghouse Electric. He also is a director of Cotelligent, Inc., a professional services firm. Mr. Poppel holds a BS and an MS from Rensselear Polytechnic Institute.

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

    There is no family relationship among any directors or executive officers of the Company.

ITEM 2. PROPERTIES

    The Company currently leases a 119,000 square foot facility located in Milpitas, California and two facilities of 16,000 and 40,000 square feet in Research Triangle Park ("RTP"), North Carolina. The 16,000 square foot facility in RTP is completely sublet and 39,000 square feet of the Milpitas facility is sublet. Most of the Company's manufacturing, sales and administration and marketing, customer service and research and development for the Digital Access Group are performed at the Company's Milpitas facility. The RTP facility is home to the marketing, customer service and research and development activities of the Network Systems Group. The Company also occupies various small offices throughout the US which support sales activities and one in the UK which supports sales and service activities. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the quarter ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company made its initial public offering of Class A Common Stock on December 18, 1996, at $12.00 per share, and the Class A Common Stock of the Company began trading in the over-the-counter market on the NASDAQ National Market on December 19, 1996, under the symbol "LARS." The following table sets forth the high and low sales prices for the Company's Class A Common Stock as reported on the NASDAQ National Market from January 1, 1997 through December 31, 1998. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                1998              1997
                                          ----------------   --------------
                                           HIGH      LOW      HIGH     LOW
                                          ------   -------   ------   -----
First quarter...........................  $101/4   $71/2     $153/8   $81/8
Second quarter..........................  $121/8   $55/16    $133/8   $6
Third Quarter...........................  $ 71/4   $2        $113/8   $71/16
Fourth Quarter..........................  $ 25/8   $ 15/16   $133/8   $71/2

    As of March 11, 1999, there were 61 holders of record of the Company's Class A Common Stock and 1 holder of record of the Company's Class B Common Stock. The Company had an estimated 3,334 beneficial holders of its Class A Common Stock as of March 11, 1999.

    The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $  72,733  $  75,955  $  66,444  $  48,663  $  36,550
Cost of revenues...............................     40,917     32,718     29,949     21,147     15,037
                                                 ---------  ---------  ---------  ---------  ---------
    Gross profit...............................     31,816     43,237     36,495     27,516     21,513
                                                 ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.....................     11,463      9,943      8,123      7,143      6,703
  Selling, general and administrative..........     25,833     21,145     19,408     15,762     13,385
  Restructuring................................      1,214         --         --         --         --
  Other nonrecurring charges...................      7,915         --         --         --         --
  In-process research and development charge
    related to acquisition.....................         --     20,120         --         --         --
                                                 ---------  ---------  ---------  ---------  ---------
    Total operating expenses...................     46,425     51,208     27,531     22,905     20,088
                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) from operations..................    (14,609)    (7,971)     8,964      4,611      1,425
Other income (expense), net....................      2,085      1,726       (597)         3          9
                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes..............    (12,524)    (6,245)     8,367      4,614      1,434
Income tax provision (benefit).................     (5,436)    (2,486)     3,437      2,085        773
                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss)..............................  $  (7,088) $  (3,759) $   4,930  $   2,529  $     661
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------
Basic and diluted earnings (loss) per share....  $   (0.39) $   (0.21) $    0.41  $    0.21  $    0.06
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------
Basic and diluted weighted average shares......     18,216     18,078     12,170     11,900     11,900
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------
Cash dividends per share.......................  $      --  $      --  $    2.10  $      --  $      --
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------
Shares used to compute cash dividends per
  share........................................         --         --     11,900         --         --
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------

                                                                     DECEMBER 31,
                                                 -----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 ---------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................  $  37,140  $  33,911  $  55,944  $   8,605  $   7,520
Total assets...................................     68,103     87,910     73,043     25,739     21,772
Total stockholders' equity.....................     55,851     62,227     61,445     18,236     15,707

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

    Over the past several years, Larscom has expanded its business from the supply of single purpose T1 and FT1 wide area network customer premises equipment ("CPE") to Fortune 500 corporations, to providing high speed network access platform solutions predominantly to NSPs. From 1986 through 1991, Larscom was engaged primarily in the development, marketing and support of T1 CSU/DSUs and T1 diagnostic equipment. In October 1991, the Company acquired T3 Technologies Inc. ("T3T"), a broadband products company. The first broadband products developed by Larscom after the acquisition of T3T were the Access-T45, one of the first T3 DSUs, and the Mega-T, the first multiple T1 inverse multiplexer. Since then, the Company has invested significant resources in developing a suite of broadband capabilities for the Orion 4000 platform. In December 1997, the Company completed the acquisition of NetEdge Systems Inc. ("NetEdge"), further expanding its broadband product line. Sales related to the Company's network systems products--Access T45, EDGE, Mega-T and Orion 4000--represented 50%, 40% and 31% of total revenues in 1998, 1997 and 1996, respectively.

    A small number of customers, consisting of NSPs and resellers, have accounted for a majority of the Company's revenues in each of the past several years. Sales to the Company's top two customers (MCIWorldCom and IBM) accounted for 42%, 50%, and 47% of revenues in 1998, 1997 and 1996, respectively. Sales to NSPs as a group represented 61%, 63% and 62% of revenues in 1998, 1997 and 1996, respectively.

    Sales to NSPs and resellers are often difficult to forecast due to a relatively long sales cycle for new accounts and frequent acceleration or delays in order schedules, often with limited notice, from existing accounts. The Company has experienced fluctuations in both annual and quarterly revenues due to the timing of receipt of customer orders as well as decisions from time to time by major customers to cease marketing, purchasing and reselling the Company's products. Since the Company continues to have significant sales to a small number of customers, similar fluctuations in annual and quarterly revenues may occur in the future.

    Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's ability to predict revenues is limited. In addition, introductions or announcements by the Company or its competitors of new products and technologies can cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results could be materially adversely affected. For example, in 1998, the Company's operating results were materially adversely affected by reductions in orders from some of its largest customers.

    The Company establishes its expenditure levels for product development and other operating expenses based on projected revenues and margins, but expenses are relatively fixed in the short term. Accordingly, if revenues are below expectations in any given period, the Company's inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on the Company's operating results. Moreover, even though the Company may experience revenue shortfalls in two or three consecutive quarters, it may decide not to reduce its expenses if it believes the shortfall is a temporary phenomenon.

    On October 15, 1998, Larscom announced a corporate restructuring plan designed to better align its expenses with anticipated revenues. The restructuring included a workforce reduction of approximately 16%. Expenses of $1,214,000 related to the restructuring were recorded in the fourth quarter of 1998. The Company expects to experience losses in the first two quarters of 1999. If the Company is not successful in achieving its revenue expectations, or if expenses are higher than expected, losses could continue beyond such periods.

    On December 2, 1997, Larscom entered into an Agreement and Plan of Reorganization ("the Agreement"). The Agreement provided for the merger of a wholly-owned subsidiary of the Company with and into NetEdge Systems Inc. a privately-held designer and manufacturer of ATM edge access equipment, headquartered in Research Triangle Park, North Carolina. The merger was consummated on December 31, 1997. The total merger consideration paid by Larscom consisted of $25,793,000 in cash, acquisition costs of $1,182,000 and the assumption of liabilities of $9,782,000. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. The Company recorded a charge to earnings during 1997 of $20,120,000 for acquired in-process research and development related to NetEdge.

    The Company sells its products primarily through a direct sales force and to a lesser extent through a variety of resellers, including OEMs, VARs, systems integrators and distributors. The Company is seeking to develop alternative distribution channels, particularly for the digital access group products, but sales to distributors have been fairly limited to date. Sales outside the U.S. have not been significant to date.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----
Revenues....................................................  100%   100%   100%
Cost of revenues............................................   56     43     45
                                                              ----   ----   ----
    Gross profit............................................   44     57     55
                                                              ----   ----   ----
Operating expenses:
  Research and development..................................   16     13     12
  Selling, general and administrative.......................   35     28     29
  Restructuring.............................................    2     --     --
  Other nonrecurring charges................................   11     --     --
  In-process research and development charge related to
    acquisition.............................................   --     26     --
                                                              ----   ----   ----
    Total operating expenses................................   64     67     41
                                                              ----   ----   ----
Income (loss) from operations...............................  (20)   (10)    14
Other income (expense), net.................................    3      2     (1)
                                                              ----   ----   ----
Income (loss) before income taxes...........................  (17)    (8)    13
Income tax provision (benefit)..............................   (7)    (3)     6
                                                              ----   ----   ----
Net income (loss)...........................................  (10)%   (5)%    7%
                                                              ----   ----   ----
                                                              ----   ----   ----

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues decreased 4% to $72,733,000 in 1998 from $75,955,000 in 1997. The primary cause of this decrease was a reduction in sales of digital access products to $32,933,000 in 1998 from $42,863,000 in 1997 as a result of lower demand from certain of the Company's largest customers. Network systems sales increased to $36,083,000 in 1998 from $30,349,000 in 1997 primarily due to sales of the EDGE product line which were not included in the 1997 period. The proportion of total revenue from sales of network systems group products could decline slightly in 1999 as compared to 1998.

    GROSS PROFIT. As a percentage of revenues, gross profit decreased to 44% in 1998 from 57% in 1997. The primary reason for this decrease was the establishment of significant additional inventory reserves, mainly for the EDGE product line. Other factors impacting gross profit included amortization of intangible assets, lower production volumes and higher manufacturing costs during 1998. Additionally, average selling prices of network systems and digital access group products decreased relative to the prior year. The decrease was offset somewhat by a greater proportion of revenue coming from sales of network systems group products, which typically have higher gross margins than digital access group products. While gross profit margins in 1999 are expected to be higher than in 1998, particularly due to the one-time impact in 1998 of additional inventory reserves, gross margins are not expected to reach the levels achieved prior to 1998. This is due to lower average selling prices on the Company's principal products as they continue to age. In addition, the Company is currently seeking to develop an indirect distribution channel which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given and changes in production volume.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 15% to $11,463,000 in 1998 from $9,943,000 in 1997. As a percentage of revenues, research and development expenses increased to 16% in 1998 from 13% in 1997. The increase in research and development expenses was due to significantly higher expenses, as compared with 1997, associated primarily with increased headcount due to the NetEdge acquisition. The Company believes that a continued commitment to research and development, particularly related to broadband products and emerging technologies will be required to respond to customer demand and to remain competitive.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 22% to $25,833,000 in 1998 from $21,145,000 in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 35% in 1998 from 28% in 1997. The increase in expenses in absolute dollars was due primarily to additional personnel and related costs due to the NetEdge acquisition, amortization of goodwill (prior to the write-down) and an increase in the reserve for doubtful accounts. This was offset by lower commissions, associated with reduced revenues, and the release, during the second quarter of 1998, of the unused reserve of $532,000 that had been established for potential claims related to two General Services Administration contracts. See Note 8 of the Notes to Consolidated Financial Statements for additional information. Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury and administrative services of $425,000 and $622,000 in 1998 and 1997, respectively.

    RESTRUCTURING. In October 1998, Larscom announced a corporate restructuring designed to better align its expenses with anticipated revenues and to allow the Company to focus on opportunities that offer the greatest potential for long-term growth. The restructuring included a workforce reduction of approximately 16%. Total expenses related to the restructuring were $1,214,000, of which $876,000 was related to employee severance costs. At December 31, 1998, $541,000 was accrued and unpaid, primarily related to severance payments that are conditional.

    OTHER NONRECURRING CHARGES. As a result of the review and refocus of the Company's EDGE product family in October 1998, the Company reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with SFAS 121. The review and refocus was precipitated by lower than anticipated revenues from the EDGE product family. The Company determined that the sum of the estimated future cash flows related to the EDGE products were less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of estimated future cash flows of those assets. The Company recognized an impairment loss of $7,915,000 to write down these intangible assets to fair value.

    IN-PROCESS RESEARCH AND DEVELOPMENT. During 1997, the Company incurred a charge of $20,120,000 for in-process research and development as a result of the Company's acquisition of NetEdge in December 1997.

    Research and development projects underway at the date of the acquisition of NetEdge were classified into two different categories--enhancements to the existing EDGE hardware platform and development of a new hardware platform. The values of the in-process research and development were determined based on the expected net discounted cash flows to be generated from the products under development at the date of acquisition. A discount rate of 35% was used to calculate discounted future cash flows which reflects the inherent risks of the research and development efforts. The values attributed to the enhancements to the existing EDGE hardware platform and the development of a new hardware platform were $6,070,000 and $14,050,000, respectively, as of December 31, 1997. The most sensitive factor in determining the expected net discounted cash flows from these projects was revenues.

    OTHER INCOME (EXPENSE), NET. Other income of $2,085,000 during 1998 includes $1,329,000 from the sale of the Company's former headquarters by a partnership in which the Company held a one-third interest. The remainder is primarily federal-income-tax-exempt interest from the Company's cash equivalents and short-term investments. Net non-operating income of $1,726,000 during 1997 principally represented federal-income-tax-exempt interest from the Company's cash equivalents and short-term investments.

    INCOME TAXES PROVISION (BENEFIT). The effective tax benefit rate of 43% and 40% for 1998 and 1997, respectively, differs from the federal statutory rate of 35% primarily as a result of state taxes which is partially offset by federal-tax-exempt-interest income.

    At December 31, 1998, the Company had recorded deferred tax assets of $16,093,000, primarily relating to the future tax benefits of amortization of intangible assets and an in-process research and development charge which are deductible ratably over the next 14 years. The remaining tax benefit relates to inventory reserves and accrued expenses. In accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes", the Company has not recorded any valuation allowance against those assets because management has determined that it is more likely than not that all of these assets will be realized. Realization of these assets is primarily dependent on the ability of the Company to generate taxable income in the future. Some of the factors that the Company used to make this determination are: the Company has a strong earnings history; a significant portion of the deferred tax assets are deductible over fourteen years; tax losses can be carried forward for twenty years; a portion of the losses can be carried back to prior years and the Company can switch its investments to taxable securities from non-taxable securities. The amount of the deferred tax assets considered realizable could be reduced in the near term if the Company's estimates of future taxable income are reduced. This could have a material adverse effect on the Company's results of operations and financial condition.

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

    OTHER INCOME (EXPENSE), NET. Net non-operating income of $1,726,000 during 1997 principally represents federal-income-tax-exempt interest from the Company's cash equivalents and short-term investments. The expense during 1996 of $597,000 primarily represents interest charged on the $25,000,000 note payable to Axel Johnson, which was paid with the proceeds of the initial public offering.

    INCOME TAXES PROVISION (BENEFIT). The effective tax benefit rate for 1997 of 40% differs from the federal statutory rate of 34% primarily as a result of state taxes. The effective tax rate of 41% for 1996, differed from the federal statutory rate as a result of non-deductible goodwill amortization and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Since its acquisition by Axel Johnson in 1987 and until its initial public offering in December 1996, the Company met its operating and capital requirements primarily from cash flows from operations and advances from Axel Johnson. On December 18, 1996, the Company sold 5,800,000 shares of Class A Common Stock at a price per share of $12 in its initial public offering raising net proceeds of $63,279,000. In January 1997, the underwriters exercised their option to purchase an additional 350,000 shares and the Company received additional net proceeds of $3,827,000.

    The Company's operating activities generated $1,835,000 in cash in 1998. The Company's net loss and an increase in deferred tax assets were offset by non-cash items such as depreciation, amortization and intangible asset write-downs, as well as a net decrease in working capital.

    Capital expenditures in 1998 were $1,795,000. Such expenditures consisted principally of the purchase of computers, software and test equipment. The Company expects capital expenditures to increase in 1999.

    The Company has a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson ("the Credit Agreement"). The Credit Agreement expires in December 2000. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default any borrowings under the line of credit shall become payable in full. To date the Company has not found it necessary to utilize this line of credit. In addition to such Credit Agreement, the Company and Axel Johnson entered into an administrative service agreement and a tax sharing agreement for the purposes of defining the on-going relationship between them. See Footnotes 1 and 3 of the Notes to the Consolidated Financial Statements for more details.

    At December 31, 1998, the Company had cash and cash equivalents of $10,265,000 and short term investments of $13,902,000. The Company believes that working capital, together with the Company's line of credit and funds generated from operations, will provide adequate liquidity to meet the Company's operating and capital requirements at least through 1999. There can, however, be no assurance that future events, such as the potential use of cash to fund any significant losses that the Company might incur or acquisitions the Company might undertake, will not require the Company to seek additional capital and, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

    The effects of inflation on the Company's revenues and operating income have not been material to date.

               CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

    CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and ISPs, will be critical to its future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During 1998, 1997 and 1996, two customers, MCIWorldCom and its subsidiaries and IBM Global Network, together accounted for 42%, 50% and 47% of the Company's revenues, respectively. In December 1998, AT&T announced its agreement to purchase the IBM Global Network from IBM. This acquisition is expected to be consummated in the middle of 1999. Had this purchase been in effect since January 1996, sales to two customers, MCIWorldCom and its subsidiaries and AT&T would have accounted for 44%, 55% and 54% of revenue in 1998, 1997 and 1996, respectively. Accordingly, the Company's revenue is currently highly dependent on continued orders from two large customers.

    None of the Company's customers is contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in, orders from one or more of the Company's major customers could have a material adverse effect on the Company's business and operating results.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT
BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. A small number of customers have accounted for a significant percentage of the Company's sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since 1994, sales to MCIWorldCom and its subsidiaries, IBM, AT&T and other current customers have occasionally varied by up to $4.4 million from quarter to quarter. Reductions in orders from certain large customers contributed significantly to the Company's lower revenues in the second, third and fourth quarters of 1998 as compared to the corresponding quarters of 1997. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer, limit, or end purchases of the Company's existing products. In the event that the Company were to lose one or more large customers, anticipated orders from major customers were to fail to materialize, or delivery schedules were to be deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results would be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

    While gross profit margins in 1999 are expected to be higher than in 1998, particularly due to the one-time impact in 1998 of additional inventory reserves, gross margins are not expected to reach the levels achieved prior to 1998. This is due to lower average selling prices on the Company's principal products as they continue to age. In addition the Company is currently seeking to develop an indirect distribution channel which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

    The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the Company's inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on the Company's operating results. Moreover, even though the Company may experience revenue shortfalls in two or three consecutive quarters, it may decide not to reduce its expenses if it believes the shortfall is a temporary phenomenon. The Company expects to experience losses in the first two quarters of 1999. If the Company is not successful in achieving its revenue expectations, or if expenses are higher than expected, losses could continue beyond such periods.

    Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, increasing sales channel development costs, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, sales promotion activities by the Company, the Company's ability to expand its sales and marketing organization effectively, the Company's ability to attract and retain key technical and managerial employees and general economic conditions. Because of all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Class A Common Stock could be materially adversely affected.

    RESTRUCTURING. Revenues in 1998 were much lower than expected. On October 15, 1998, Larscom announced a corporate restructuring plan designed to better align its expenses with anticipated revenues and to allow the Company to focus on opportunities that offer the greatest potential for long-term growth. The restructuring included a workforce reduction of approximately 16%. Expenses of $1,214,000 related to the restructuring were recorded in the fourth quarter of 1998. The Company expects to experience losses in the first two quarters of 1999. If the Company is not successful in achieving its revenue expectations, or if expenses are higher than expected, losses could continue beyond such periods.

    The Company is conducting a search for a new Chief Executive Officer. If the search cannot be completed within a relatively short period of time the Company's business could be materially adversely affected.

    DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNELS. The Company is currently seeking to develop an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales through this channel will consist primarily of digital access products, particularly the WANmaker product, and to a lesser extent network systems group products. Sales to large NSPs and ISPs will continue to be handled by the Company's direct sales force. As part of this strategy the Company has appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in the Company's ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of the Company's products and new methods of advertising and promoting the products which will result in additional expenses. These, and other factors, could cause results of operations and financial condition to be materially adversely affected.

    The Company markets its products internationally through non-exclusive distribution agreements with VARs and systems integrators. To date the use of a distribution channel outside the US has not been particularly successful. To focus on sales to Europe, the Middle East and Africa, the Company has created a regional sales and service team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers.

    DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER
DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products. Network systems product sales represented 50% and 40% of revenues during 1998 and 1997, respectively. While the proportion of network systems product sales to total revenues may vary from quarter to quarter it is expected to decline slightly during the whole of 1999, as compared to 1998, but increase in the longer term. The Company's future success will be largely dependent on the market success of recently introduced products and products that may be introduced in the future. These include, for example, the WANmaker line of digital access products and the Orion 2000 product line which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market acceptance of its new products or releases could have a material adverse effect on the Company's business and operating results.

    YEAR 2000. As the year 2000 approaches, the challenges associated with moving into a new millennium have become a critical business concern around the world. Larscom recognizes the importance of addressing this situation in a timely, proactive manner. In early 1998, the Company established a Year 2000 Compliance Program to ensure that the Company's products and internal systems currently in use continue to function properly into the next century. As such, the Company has placed a high level of emphasis on preserving the integrity and continuity of the business processes and activities that are vitally necessary for the business to continue. The Company initially focused its compliance efforts on the evaluation of products sold to customers. The Company has committed the necessary resources to make the Company's current product offerings Year 2000 compliant and has completed the testing and remediation phases. All of the Company's current product offerings are Year 2000 compliant. In those cases where products not currently offered were found not to be in compliance, the information was communicated to the Company's customers via written notification. In most cases, an upgrade path has been provided to these customers so that compliance is attained.

    Larscom is in the process of reviewing and obtaining the required resources to move into the implementation phase for its internal infrastructure. The Company is in the process of upgrading its primary business system for Year 2000 compliance. Larscom anticipates the implementation phase to be completed by June 1999. Additionally, the Company is assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include manufacturing plant floor equipment, system test laboratories, engineering laboratories and the building infrastructure.

    Based on assessments completed to date and compliance plans in process, Larscom does not expect that the Year 2000 issue, including the cost of making its products and critical systems compliant, will have a material effect on its business operations or cash flow. Direct costs related to all Year 2000 compliance testing and remediation are estimated to be approximately $360,000 over a two year period of which approximately $250,000 had been incurred at December 31, 1998.

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

    The Company is in the process of creating contingency plans to safeguard against failures of the Company's own products, suppliers and vendors and internal information systems related to the Year 2000 issue.

    DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. The Company does not believe it would be able to develop alternative sources for certain key components used in its products. In addition, while the Company believes it would be able to develop alternative sources for most of the other components and software used in its products without incurring substantial additional costs, there can be no assurance that the Company would be able to do so, if required. Any inability by the Company's suppliers to meet the Company's demand or any prolonged interruption in supply or a significant price increase of one or more components or software would likely have a material adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements.

    At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. Larscom anticipates that it will continue to use these ICs and therefore entered into purchase commitments of approximately $1,250,000 in the aggregate, representing between one and two years expected demand for these components. The Company will consider redesigning its products to replace those ICs. The Company has attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of the Company's products in determining the quantities to purchase. While the Company believes that it will use all of the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. If the Company's estimates are not correct and requirements for these ICs are less than anticipated, it could have a material adverse effect on the Company's business and results of operations.

    RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost effective basis. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If the Company were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, the Company's business and operating results could be materially adversely affected. For example, the Company is aware of a competing technology with network monitoring capabilities that can be used instead of the Split-T product that the Company sells primarily to MCIWorldCom. If MCIWorldCom's customers were to opt for the alternative technology as part of their services, the Company's business and operating results would be materially adversely affected.

    SOURCES OF ADDITIONAL FINANCE. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson. In December 1998, this agreement was amended and the termination date of the facility was extended until December 2000. There can be no assurance that alternative sources of financing will be available upon the expiration of such facility in December 2000, or that additional sources of funding will be available on terms favorable to the Company if the Company's borrowing requirements exceed the amount of the facility.

    MANAGEMENT OF OPERATIONS. The recent downturn in the Company's business and related restructuring have placed a significant strain on the Company's personnel, management and other resources. The Company's future success depends on its ability to recruit and retain employees following the recent restructuring and the Company's recent financial performance shortfalls. To grow its business, the Company must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. The Company's failure to manage any expansion effectively could have a material adverse effect on the Company's business and operating results.

    CONTROL BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment, to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient voting power to control the direction and policies of the Company, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of the Company and the election of the Board of Directors of the Company, and to prevent or cause a change in control of the Company. In addition, the authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock (the "Preferred Stock"). The Board of Directors is authorized to provide for the issuance of Preferred Stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may issue a series of Preferred Stock in the future that will have preference over both classes of the Company's Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding up. The issuance of Preferred Stock could adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company. Such control may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might otherwise receive a premium for their shares over the then current market price.

    RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has little experience in international markets. Although the acquisition of NetEdge increased the exposure of the Company to international markets to some extent, sales outside the U.S. continue to account for less than 10% of the Company's revenues. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business and operating results.

    COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which in turn could have a material adverse effect on the Company's business and operating results.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of its efforts to grow its business, the Company reviews acquisition prospects that would potentially complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company acquired NetEdge in December 1997; however, this acquisition has not been a success. See RESTRUCTURING above for details. Any future acquisitions by the Company could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased in-process research and development) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio has been generally comprised of municipal government securities that mature within one year and are classified as available for sale in accordance with SFAS 115. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Because of the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

    FOREIGN CURRENCY EXCHANGE RATE RISK. Certain of the Company's sales and marketing expenses are incurred in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Larscom Incorporated

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
---------------------------
PricewaterhouseCoopers LLP

San Jose, California

January 20, 1999

                              LARSCOM INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
                                             ASSETS
Current assets:
  Cash and cash equivalents...............................................  $  10,265  $   8,254
  Short-term investments..................................................     13,902     16,598
  Accounts receivable, net................................................      7,539     17,070
  Inventories.............................................................      8,613     13,328
  Deferred income taxes...................................................      4,607      2,741
  Income taxes receivable.................................................      2,508         --
  Prepaid expenses and other current assets...............................      1,542      1,285
                                                                            ---------  ---------
    Total current assets..................................................     48,976     59,276
Property and equipment, net...............................................      6,920      9,703
Intangible assets, net....................................................        687     10,658
Deferred income taxes.....................................................     11,486      8,062
Other non-current assets..................................................         34        211
                                                                            ---------  ---------
    Total assets..........................................................  $  68,103  $  87,910
                                                                            ---------  ---------
                                                                            ---------  ---------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................................  $     194  $     341
  Accounts payable........................................................      3,705      8,219
  Accrued expenses and other current liabilities..........................      7,390     13,562
  Due to Axel Johnson.....................................................        547      3,243
                                                                            ---------  ---------
    Total current liabilities.............................................     11,836     25,365
                                                                            ---------  ---------
Other non-current liabilities.............................................        416        318
                                                                            ---------  ---------
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000 shares authorized; no shares
    issued or outstanding.................................................         --         --
  Class A Common Stock, $0.01 par value; 100,000 shares authorized; 8,266
    and 8,137 shares issued and outstanding, respectively.................         83         81
  Class B Common Stock, $0.01 par value; 11,900 shares authorized; 10,000
    and 10,000 issued and outstanding, respectively.......................        100        100
  Additional paid-in capital..............................................     81,637     80,929
  Accumulated other comprehensive income..................................          2         --
  Accumulated deficit.....................................................    (25,971)   (18,883)
                                                                            ---------  ---------
    Total stockholders' equity............................................     55,851     62,227
                                                                            ---------  ---------
    Total liabilities and stockholders' equity............................  $  68,103  $  87,910
                                                                            ---------  ---------
                                                                            ---------  ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Revenues.........................................................  $  72,733  $  75,955  $  66,444
Cost of revenues.................................................     40,917     32,718     29,949
                                                                   ---------  ---------  ---------
  Gross profit...................................................     31,816     43,237     36,495
                                                                   ---------  ---------  ---------
Operating expenses:
  Research and development.......................................     11,463      9,943      8,123
  Selling, general and administrative............................     25,833     21,145     19,408
  Restructuring..................................................      1,214         --         --
  Other nonrecurring charges.....................................      7,915         --         --
  In-process research and development charge related to
    acquisition..................................................         --     20,120         --
                                                                   ---------  ---------  ---------
    Total operating expenses.....................................     46,425     51,208     27,531
                                                                   ---------  ---------  ---------
Income (loss) from operations....................................    (14,609)    (7,971)     8,964
Interest expense charged by Axel Johnson.........................         --         --       (630)
Interest and other income........................................      2,085      1,726         33
                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................    (12,524)    (6,245)     8,367
Income tax provision (benefit)...................................     (5,436)    (2,486)     3,437
                                                                   ---------  ---------  ---------
Net income (loss)................................................  $  (7,088) $  (3,759) $   4,930
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Basic and diluted earnings (loss) per share......................  $   (0.39) $   (0.21) $    0.41
Basic and diluted weighted average shares........................     18,216     18,078     12,107

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)..................................................  $  (7,088) $  (3,759) $   4,930
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.....................................................      3,983      2,431      1,959
    Amortization.....................................................      1,707         77        434
    Gain from sale of building.......................................     (1,329)        --         --
    Intangible asset write-down......................................      7,915         --         --
    Deferred income taxes............................................     (5,290)    (9,036)      (929)
    In-process research and development charge.......................         --     20,120         --
    Other noncash items..............................................        303        207         --
    Changes in assets and liabilities, net of acquisition effects:
      Accounts receivable............................................      9,972     (5,555)    (3,054)
      Inventories....................................................      4,714     (3,120)    (1,404)
      Prepaid expenses and other assets..............................       (251)      (489)      (310)
      Accounts payable...............................................     (4,384)     2,545        153
      Income taxes receivable/payable................................     (3,617)        62         --
      Accrued expenses and other current liabilities.................     (4,800)       346      2,931
                                                                       ---------  ---------  ---------
Net cash provided by operating activities............................      1,835      3,829      4,710
                                                                       ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of short-term investments................................   (107,806)  (223,285)        --
  Sales of short-term investments....................................     59,788    148,360         --
  Maturities of short-term investments...............................     50,714     58,327         --
  Purchase of property and equipment.................................     (1,795)    (4,645)    (3,131)
  Proceeds from sale of building.....................................      1,700         --         --
  Purchase of NetEdge Systems, Inc., net of cash acquired............         --    (26,884)        --
                                                                       ---------  ---------  ---------
Net cash provided (used) by investing activities.....................      2,601    (48,127)    (3,131)
                                                                       ---------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from Common Stock offering and sales under the
    Employee Stock Purchase Plan.....................................        710      4,235     63,279
  Repayment of long-term debt........................................       (437)        --         --
  Payment of dividend to Axel Johnson................................         --         --    (25,000)
  Advances from (repayments to) Axel Johnson.........................     (2,698)     1,914      6,515
                                                                       ---------  ---------  ---------
Net cash (used) provided by financing activities.....................     (2,425)     6,149     44,794
                                                                       ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.....................      2,011    (38,149)    46,373
Cash and cash equivalents at beginning of period.....................      8,254     46,403         30
                                                                       ---------  ---------  ---------
Cash and cash equivalents at end of period...........................  $  10,265  $   8,254  $  46,403
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid........................................................  $      34  $      --  $     630
                                                                       ---------  ---------  ---------
Income taxes paid....................................................  $   3,914  $   5,799  $   4,366
                                                                       ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

    In December 1997, the Company purchased all of the capital stock of NetEdge Systems, Inc. for $26,975,000, including acquisition expenses of $1,182,000. See
Note 9 regarding acquisition of NetEdge Systems, Inc.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                               CLASS A                  CLASS B                          ACCUMULATED
                                             COMMON STOCK             COMMON STOCK       ADDITIONAL         OTHER
                                       ------------------------  ----------------------    PAID-IN      COMPREHENSIVE
                                         SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL         INCOME
                                       -----------  -----------  ---------  -----------  -----------  -----------------
Balance at December 31, 1995.........          --           --      11,900         119       13,171              --
Conversion of Class B Common Stock to
  Class A Common Stock...............       1,200           12      (1,200)        (12)          --              --
Sale of Class A Common Stock, net....       5,800           58          --          --       63,221              --
Dividend paid........................          --           --          --          --           --              --
Net income...........................          --           --          --          --           --              --
                                            -----          ---   ---------       -----   -----------            ---
Balance at December 31, 1996.........       7,000           70      10,700         107       76,392              --
Conversion of Class B Common Stock to
  Class A Common Stock...............         700            7        (700)         (7)          --              --
Sale of Class A Common Stock, net....         350            3          --          --        3,824              --
Issuance under stock plans and other
  issuances..........................          87            1          --          --          713              --
Net loss.............................          --           --          --          --           --              --
                                            -----          ---   ---------       -----   -----------            ---
Balance at December 31, 1997.........       8,137           81      10,000         100       80,929              --
Foreign currency translation
  adjustment.........................          --           --          --          --           --               2
Issuance under stock plans...........         129            2          --          --          708              --
Net loss.............................          --           --          --          --           --              --
                                            -----          ---   ---------       -----   -----------            ---
Balance at December 31, 1998.........       8,266    $      83      10,000   $     100    $  81,637       $       2
                                            -----          ---   ---------       -----   -----------            ---
                                            -----          ---   ---------       -----   -----------            ---

                                         RETAINED      TOTAL
                                        EARNINGS/     STOCK-
                                       (ACCUMULATED  HOLDERS'
                                         DEFICIT)     EQUITY
                                       ------------  ---------
Balance at December 31, 1995.........        4,946      18,236
Conversion of Class B Common Stock to
  Class A Common Stock...............           --          --
Sale of Class A Common Stock, net....           --      63,279
Dividend paid........................      (25,000)    (25,000)
Net income...........................        4,930       4,930
                                       ------------  ---------
Balance at December 31, 1996.........      (15,124)     61,445
Conversion of Class B Common Stock to
  Class A Common Stock...............           --          --
Sale of Class A Common Stock, net....           --       3,827
Issuance under stock plans and other
  issuances..........................           --         714
Net loss.............................       (3,759)     (3,759)
                                       ------------  ---------
Balance at December 31, 1997.........      (18,883)     62,227
Foreign currency translation
  adjustment.........................           --           2
Issuance under stock plans...........           --         710
Net loss.............................       (7,088)     (7,088)
                                       ------------  ---------
Balance at December 31, 1998.........   $  (25,971)  $  55,851
                                       ------------  ---------
                                       ------------  ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Larscom Incorporated (the "Company"), a majority owned subsidiary of Axel Johnson Inc. ("Axel Johnson"), develops, manufactures and markets a broad range of high speed, global internetworking products for network service providers and corporate users.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation. The Company's investment in a less than 50% owned entity was accounted for using the equity method.

CONCENTRATIONS OF CREDIT RISK AND CUSTOMER CONCENTRATION

    Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. The Company primarily invests its excess cash in municipal bonds rated AA or better. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company's accounts receivable are derived from sales to customers primarily in the United States. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses, and to date has not experienced any material losses. Receivables from two customers represented 10% and 21%, and 13% and 31% of accounts receivable at December 31, 1998 and 1997, respectively. During 1998, two of the Company's significant customers consummated a merger. Prior year percentages have been restated as if the merger had been in effect for all periods presented.

    The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                             YEARS ENDED
                                             DECEMBER 31,
                                          ------------------
                                          1998   1997   1996
                                          ----   ----   ----
MCIWorldCom (*).........................   32%    36%    34%
IBM Global Network (**).................   10%    14%    13%

------------------------

* In September 1998, MCI and WorldCom completed their merger and now operate under the name MCIWorldCom. Percentages of total revenue have been restated for 1998 and prior years as if the merger had been in effect for all periods presented. Separately, MCI would have accounted for 16%, 25% and 21% of total revenues during 1998, 1997 and 1996, respectively.

** In December 1998, AT&T announced its agreement to purchase the IBM Global Network from IBM. This acquisition is expected to be consummated in 1999. Had this acquisition been in effect for all periods presented, AT&T would have accounted for 12%, 19% and 20% of total revenues in 1998, 1997 and 1996, respectively.

OPERATING SEGMENTS

    The Company believes that its two business units, the Network Systems Group and the Digital Access Group, are operating segments as defined in Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). However, the

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
similarity of the economic characteristics of the two segments is such that the Company believes that aggregation is appropriate in accordance with SFAS 131. Changes in these economic characteristics may require disclosure of segment information in the future.

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

SHORT-TERM INVESTMENTS

    The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All of the securities owned by the Company at December 31, 1998 and 1997 consisted of fixed and variable rate municipal debt securities with contractual maturity dates of less than one year and have been classified as available-for-sale. Gains and losses on sales of available-for-sale securities have been immaterial. The cost of securities sold is based on the specific identification method.

INVENTORIES

    Inventories are stated at the lower of standard cost or market. Standard cost approximates actual average cost.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives or the lease term of the respective assets.

INTANGIBLE ASSETS

    Goodwill resulting from the NetEdge acquisition is amortized over its estimated remaining useful life of three years. At each balance sheet date, a review is performed by management to ascertain whether

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
intangible assets have been impaired by comparing carrying value with estimated future undiscounted cash flows and records impairment of the carrying value, if any, based on estimated future discounted cash flows.

WARRANTY

    The Company provides a three-year warranty for most of its products. A provision for the estimated cost of warranty, which includes material, labor and overhead, is recorded at the time revenue is recognized. While the Company believes that its reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, particularly for those estimates related to products that have been recently introduced.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment of the product. The Company, in general, does not grant a right of return to its customers.

RESEARCH AND DEVELOPMENT

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

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. Prior to the Company's initial public offering ("IPO"), current tax expense was determined as if the Company was a separate taxpayer. In December 1996, the Company entered into an income tax sharing agreement with Axel Johnson pursuant to which the Company made a payment to Axel Johnson of an amount in respect of income taxes attributable to the Company for the period from January 1, 1996 to December 18, 1996, the date of the Company's IPO, when the Company ceased to be a member of the Axel Johnson consolidated group.

EARNINGS (LOSS) PER SHARE

    Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net income (loss)............................................  $  (7,088) $  (3,759) $   4,930
Weighted average Class A and B Common Stock outstanding......     18,216     18,078     12,107
Basic and diluted earnings (loss) per share..................  $   (0.39) $   (0.21) $    0.41

    The effects of outstanding stock options are not included in diluted earnings(loss) per share because to do so would have been antidilutive. These stock options could be dilutive in the future. See Note 6 for details of options issued.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company is continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method, as required by SFAS 123, are presented in Note 6.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For all financial instruments, including short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities, the carrying value is considered to approximate fair value due to the relatively short maturities of the respective instruments.

COMPREHENSIVE INCOME

    The Company adopted under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), in 1998. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The only item of other comprehensive income for all periods presented relates to foreign currency translation adjustments.

                              LARSCOM INCORPORATED

NOTE 2--BALANCE SHEET COMPONENTS

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable..............................................  $   8,252  $  17,201
  Less: Allowance for doubtful accounts..................................       (713)      (131)
                                                                           ---------  ---------
                                                                           $   7,539  $  17,070
                                                                           ---------  ---------
                                                                           ---------  ---------
Inventories:
  Raw materials..........................................................  $   3,021  $   4,266
  Work in process........................................................      1,053      3,047
  Finished goods.........................................................      4,539      6,015
                                                                           ---------  ---------
                                                                           $   8,613  $  13,328
                                                                           ---------  ---------
                                                                           ---------  ---------
Property and equipment:
  Machinery and equipment................................................  $   8,353  $   8,444
  Computers and software.................................................      7,867      7,289
  Leasehold improvements.................................................      2,230      2,244
  Furniture and fixtures.................................................      1,338      1,341
                                                                           ---------  ---------
                                                                              19,788     19,318
  Less: Accumulated depreciation.........................................    (12,868)    (9,615)
                                                                           ---------  ---------
                                                                           $   6,920  $   9,703
                                                                           ---------  ---------
                                                                           ---------  ---------
Intangible assets:
  Goodwill...............................................................  $     854  $   1,493
  Other intangible assets................................................      2,192      9,816
                                                                           ---------  ---------
                                                                               3,046     11,309
  Less: Accumulated amortization.........................................     (2,359)      (651)
                                                                           ---------  ---------
                                                                           $     687  $  10,658
                                                                           ---------  ---------
                                                                           ---------  ---------
Accrued expenses and other current liabilities:
  Accrued compensation...................................................  $   2,175  $   7,006
  Accrued warranty.......................................................      2,222      1,643
  Income taxes payable...................................................         36      1,318
  Other current liabilities..............................................      2,957      3,595
                                                                           ---------  ---------
                                                                           $   7,390  $  13,562
                                                                           ---------  ---------
                                                                           ---------  ---------

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH AXEL JOHNSON

    Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

DUE FROM/(TO) AXEL JOHNSON

    Amounts due from/(to) Axel Johnson consist of cash remittances made by the Company to Axel Johnson from its operating bank accounts offset by cash advances to the Company from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. Neither Axel Johnson nor the Company has charged interest on the balances due. However, the Company did pay interest of $630,000 during 1996 on a Note Payable to Axel Johnson. The following is an analysis of the balance due from/(to) Axel Johnson:

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Balance at beginning of the period................................  $  (3,243) $  (1,329) $   5,186
Cash remittances to Axel Johnson, net of cash advances............      7,305      2,618      1,818
Charges to (from) Axel Johnson for:
  Income taxes....................................................        367     (1,021)    (4,366)
  Pension and thrift plan.........................................     (2,563)    (1,371)    (1,028)
  Health insurance and workers' compensation......................       (828)      (488)      (512)
  Administrative services.........................................       (425)      (622)      (527)
  Interest on note payable........................................         --         --       (630)
  Property, liability and general insurance.......................       (857)      (596)      (633)
  IPO related costs...............................................         --       (134)      (401)
  Line of credit fees.............................................        (75)       (75)        --
  Other charges...................................................       (228)      (225)      (236)
                                                                    ---------  ---------  ---------
Balance at the end of the period..................................  $    (547) $  (3,243) $  (1,329)
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

NOTE PAYABLE TO AXEL JOHNSON

    In August 1996, the Company declared a dividend of $25,000,000, evidenced by a note payable to Axel Johnson, bearing interest at a rate of 7.5% per annum. The principal was paid out of the proceeds of the Company's IPO on December 24, 1996.

EMPLOYEE HEALTH AND WELFARE PROGRAMS

    The Company participates in various employee benefit programs which are sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers' compensation. In general, the Company reimburses Axel Johnson for its proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as changes in reserves for incurred but not reported claims. The Company recorded expenses related to the reimbursement of these costs of approximately $828,000, $488,000 and $512,000 in 1998, 1997 and
1996, respectively. The Company believes the allocation by Axel Johnson of the

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS: (CONTINUED) proportionate cost is reasonable but is not necessarily indicative of the costs that would have been incurred had the Company maintained its own benefit plans.

ADMINISTRATIVE SERVICES

    Axel Johnson provides limited services to the Company, including certain treasury, accounting, tax, internal audit, legal and human resources functions. The costs of these functions have been allocated to the Company based on estimates of actual costs incurred. Management believes that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. The allocated costs of these services amounting to $425,000, $622,000 and $527,000 in 1998, 1997 and 1996, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

CREDIT AGREEMENT

    The Company and Axel Johnson entered into a credit agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility (the "Credit Agreement") to the Company in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2000. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, the Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. The Company is required to maintain compliance with certain covenants under the Credit Agreement. As of December 31, 1998, $15,000,000 was available, and during 1998 and 1997, no borrowings were made under the Credit Agreement.

LARVAN LEASE

    Prior to September 1997, the Company leased its principal facility from Larvan Properties ("Larvan"), a general partnership in which the Company owned a one third interest. The Company paid $278,000 and $278,000 in rent expense to Larvan and earned partnership income of $21,000 and $36,000 in 1997 and 1996, respectively. In September 1997, the Company moved to a new facility, which is leased from a third party. In March 1998, the Company recorded, as other income in accordance with the equity method, a one-time, pre-tax gain of $1,329,000 from the sale of its former headquarters by Larvan. In December 1998, the Larvan partnership was dissolved.

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

    The rights, preferences and privileges of each class of Common Stock are identical except for voting rights. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B

                              LARSCOM INCORPORATED

NOTE 4--CAPITAL STOCK: (CONTINUED)
Common Stock entitles its holder to four votes for each share of Class A Common Stock into which Class B Common Stock is convertible. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis, subject to adjustment for dividends, stock splits, subdivisions or combinations.

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

    In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by the Company and 1,200,000 shares were sold by Axel Johnson. The Company received net proceeds of $63,279,000 in December 1996. In January 1997, the underwriters exercised their over-allotment option to sell additional shares and sold an additional 1,050,000 shares of which 350,000 were sold by the Company and 700,000 were sold by Axel Johnson. Net proceeds to the Company in January 1997 were $3,827,000. Axel Johnson owns all the of the Company's issued and outstanding Class B Common Stock.

    In March 1997, 25,518 shares of Class A Common Stock were issued to certain employees at a cost of $12 per share in connection with the cancellation of the Company's Long-Term Incentive Plan. In August 1997, an additional 61,769 shares of Class A Common Stock were issued for consideration of $408,000 under the Company's Employee Stock Purchase Plan.

    In 1998, the Company issued 129,000 shares of Class A Common Stock for consideration of $710,000 under the Company's Employee Stock Purchase Plan.

NOTE 5--INCOME TAXES:

    The provision for income taxes consists of the following:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Current:
  Federal.........................................................  $    (158) $   5,261  $   3,481
  State...........................................................        (32)     1,203        885
  Foreign.........................................................         44         --         --
                                                                    ---------  ---------  ---------
                                                                         (146)     6,464      4,366
                                                                    ---------  ---------  ---------
Deferred:
  Federal.........................................................     (4,299)    (7,028)      (731)
  State...........................................................       (991)    (1,922)      (198)
  Foreign.........................................................         --         --         --
                                                                    ---------  ---------  ---------
                                                                       (5,290)    (8,950)      (929)
                                                                    ---------  ---------  ---------
Income tax provision/(benefit)....................................  $  (5,436) $  (2,486) $   3,437
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

                              LARSCOM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES: (CONTINUED)

    The following is a reconciliation of the U.S. federal income tax rate to the Company's effective income tax rate:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----
Provision at statutory rate.................................  (35)%  (34)%   34%
Federal tax exempt interest income..........................   (2)    (6)    --
State income taxes, net of federal tax benefits.............   (5)    (6)     5
Research and development credits............................   (1)    --     (1)
Non-deductible goodwill amortization........................   --     --      2
Other.......................................................   --      6      1
                                                              ----   ----   ----
Effective rate..............................................  (43)%  (40)%   41%
                                                              ----   ----   ----
                                                              ----   ----   ----

    Deferred tax assets/liabilities are comprised of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Inventory...............................................  $   2,356  $   1,354
  Accrued expenses........................................      2,262      1,628
  Reserves................................................        640        748
  In-process research and development.....................      7,573      7,480
  Depreciation and amortization...........................      3,262         --
                                                            ---------  ---------
                                                               16,093     11,210
                                                            ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization...........................         --        390
  Other...................................................         --         17
                                                            ---------  ---------
                                                                   --        407
                                                            ---------  ---------
Net deferred tax asset....................................  $  16,093  $  10,803
                                                            ---------  ---------
                                                            ---------  ---------

    At December 31, 1998 the Company had recorded deferred tax assets of $16,093,000, primarily relating to the future tax benefits of amortization of intangible assets and an in-process research and development charge which are deductible ratably over the next 14 years. The remaining tax benefit relates to inventory reserves and accrued expenses. In accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes", the Company has not recorded any valuation allowance against those assets because management has determined that it is more likely than not that all of these assets will be realized. Realization of these assets is primarily dependent on the ability of the Company to generate taxable income in the future. Some of the factors that the Company used to make this determination are: the Company has a strong earnings history; a significant portion of the deferred tax assets are deductible over fourteen years; tax losses can be carried forward for twenty years; a portion of the losses can be carried back to prior years and the Company can switch its investments to taxable securities from non-taxable securities. The amount of the deferred tax assets considered realizable

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES: (CONTINUED)
could be reduced in the near term if the Company's estimates of future taxable income are reduced. This could result in a charge to net income.

NOTE 6--EMPLOYEE BENEFIT PLANS:

THRIFT PLAN

    The Company participates in the Axel Johnson Thrift Plan (the "Thrift Plan") qualified under Section 401(k) of the Internal Revenue Code. The Thrift Plan allows employees to defer up to 21% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company matches 60% of employee contributions made on a pre-tax basis and 30% of employee contributions made on a after-tax basis, subject to a maximum of 6% of total eligible employee compensation. Company contributions vest ratably over five years of service or two years of plan participation, whichever occurs first. Contributions by the Company under the Thrift Plan amounted to $640,000, $503,000 and $379,000 in 1998, 1997 and 1996, respectively.

PENSION PLAN

    Effective March 31, 1998, the Company's employees ceased to accrue benefits under the Axel Johnson sponsored defined benefit pension plan, the Axel Johnson Inc. Retirement Plan. Accrued liabilities prior to March 31, 1998, will remain in the Axel Johnson pension plan until benefits are paid to employees upon termination or retirement in a manner proscribed by the plan. Company employees also ceased to accrue benefits under Axel Johnson's unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined pension plan are reduced due to limitations under federal tax laws.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following sets forth the Company's benefit obligation and the net periodic pension costs for both plans as required by Statement of Financial Accounting Standard No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits":

                                                                1998       1997
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Reconciliation of Projected Benefit Obligations
  Projected benefit obligation at January 1,................  $   4,016  $   4,189
  Service cost..............................................        144        873
  Interest cost.............................................        270        349
  Actuarial (gain) loss.....................................        (29)       635
  Plan amendments...........................................         --     (1,991)
  Benefits paid.............................................        (62)       (39)
                                                              ---------  ---------
  Projected benefit obligation at December 31,..............  $   4,339  $   4,016
                                                              ---------  ---------
                                                              ---------  ---------
Weighted-average Assumptions as of December 31,
  Discount rate.............................................       7.00%      7.25%
  Expected return on plan assets............................       9.50%      9.50%
  Rate of compensation increase.............................       4.25%      4.50%

Components of Net Periodic Benefit Cost
  Service cost..............................................  $     144  $     873
  Interest cost.............................................        270        349
  Expected return on assets.................................       (284)      (355)
  Net amortization..........................................         (7)         1
                                                              ---------  ---------
  Net periodic benefit cost.................................  $     123  $     868
                                                              ---------  ---------
                                                              ---------  ---------

    Certain elements of pension cost, including expected return on assets and net amortization, were allocated based on the relationship of the projected benefit obligation (PBO) for the Company to the total PBO of the defined benefit pension plan. The projected benefit obligation for Company employees with accrued benefits in the unfunded Retirement Restoration Plan is $323,000 and $338,000 as of December 31, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    Effective October 1996, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan"), for which 685,000 shares of Class A Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Class A Common Stock at the beginning or at the end of each six-month offering period subject to various limitations. The offering periods commence each February and August. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year, or 1,000 shares in each offering period. A total of 129,000 and 62,000 shares of Class A Common Stock were issued under the Purchase Plan in 1998 and 1997, respectively.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    In October 1996, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and reserved a total of 205,000 shares of the Company's Class A Common Stock for issuance thereunder. The Directors' Plan provides for the grant of stock options pursuant to an automatic grant mechanism to members of the Board of Directors who are not employees of the Company or of Axel Johnson. Each non-employee director will receive an initial grant, upon first becoming a director to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter will receive an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual occurrences, and each annual grant vests in full in the third year following the date of grant. Options expire one year after termination of Board Service or ten years after the date of grant.

    STOCK INCENTIVE PLAN

    In October 1996, the Company's Board of Directors approved a Stock Incentive Plan (the "Incentive Plan") for which 3,985,000 shares of Class A Common Stock have been reserved for issuance thereunder. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator"). With respect to any participant who owns stock possessing more than ten percent of the voting power of all classes of the Company's outstanding capital stock (a 10% stockholder), the exercise price of any incentive stock option granted must equal 110% of the fair market value on the grant date. The exercise price of incentive stock options for all other employees shall be no less than 100% of the fair market value per share on the date of the grant. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest over a four year period from the date of grant.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following table summarizes activity under the Directors' and the Incentive Plans:

                                                                               OPTIONS OUTSTANDING
                                                              -----------------------------------------------------
                                                                   DIRECTORS' PLAN             INCENTIVE PLAN
                                                              -------------------------   -------------------------
                                                                               WEIGHTED                    WEIGHTED
                                                                  NUMBER       AVERAGE        NUMBER       AVERAGE
                                                                    OF         EXERCISE         OF         EXERCISE
                                                                  SHARES        PRICE         SHARES        PRICE
                                                              --------------   --------   --------------   --------
                                                              (IN THOUSANDS)              (IN THOUSANDS)
December 31, 1995...........................................        --          $   --            --        $   --
Granted.....................................................        54           12.00         1,298         12.00
Exercised...................................................        --              --            --            --
Canceled....................................................        --              --            --            --
                                                                   ---                        ------
December 31, 1996...........................................        54           12.00         1,298         12.00
Granted.....................................................        18           11.00           468         11.00
Exercised...................................................        --              --            --            --
Canceled....................................................        --              --          (147)        11.85
                                                                   ---                        ------
December 31, 1997...........................................        72           11.75         1,619         11.72
Granted.....................................................        30            6.85         2,266          3.09
Exercised...................................................        --              --            --            --
Canceled....................................................       (18)          11.67        (1,982)        10.43
                                                                   ---                        ------
December 31, 1998...........................................        84           10.02         1,903          2.79
                                                                   ---                        ------
                                                                   ---                        ------
Options exercisable at December 31, 1998....................        30          $12.00            87        $11.89

    On November 16, 1998, the Company canceled options to purchase 1,387,000 shares of Class A Common Stock with exercise prices ranging from $2.38 to $12.00 previously granted to employees, and issued replacement options at an exercise price of $1.75, the market price of the Company's stock on November 16, 1998. The reissued options vest over four years from the date of reissuance.

    The following table summarizes information about stock options outstanding at December 31, 1998, under both the Directors' Plan, and the Incentive Plan (number of options in thousands):

                                                      OUTSTANDING        AVERAGE       WEIGHTED      EXERCISABLE     WEIGHTED
                                                          AT            REMAINING       AVERAGE          AT           AVERAGE
                                                     DECEMBER 31,      CONTRACTUAL     EXERCISE     DECEMBER 31,     EXERCISE
RANGE OF EXERCISE PRICES                                 1998             LIFE           PRICE          1998           PRICE
--------------------------------------------------  ---------------  ---------------  -----------  ---------------  -----------
$1.01 - $3.00.....................................         1,705              9.9      $    1.75             --      $      --
$3.01 - $5.00.....................................            18              9.6      $    4.75             --      $      --
$7.01 - $9.00.....................................             2              9.1      $    8.18             --      $      --
$9.01 - $11.00....................................            26              8.9      $   10.53              1      $   11.00
$11.01 - $12.00...................................           236              8.1      $   11.85            116      $   11.93
                                                           -----              ---     -----------         -----     -----------
                                                           1,987              9.6      $    3.10            117      $   11.92
                                                           -----              ---     -----------         -----     -----------
                                                           -----              ---     -----------         -----     -----------

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
PRO FORMA INFORMATION

    As permitted under SFAS 123, the Company is continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB 25. The pro forma disclosures of the difference between compensation cost included in net income (loss) and the related cost measured by the fair value method are described below.

    The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                    EMPLOYEE STOCK
                                                   DIRECTORS' AND INCENTIVE
                                                                                    PURCHASE PLAN
                                                      STOCK OPTION PLANS
                                                -------------------------------  --------------------
                                                  1998       1997       1996       1998       1997
                                                ---------  ---------  ---------  ---------  ---------
Risk-free interest rate.......................       4.54%      5.85%      6.00%      5.30%      5.30%
Expected volatility...........................         70%        60%        47%        66%        60%
Expected dividend yield.......................          0%         0%         0%         0%         0%
Expected life.................................       3.61       4.04       4.04       0.50       0.50

    The weighted average estimated fair value of options granted under the Directors' Plan, the Incentive Plan and the Purchase Plan were as follows:

                                                         DIRECTORS'    INCENTIVE    EMPLOYEE STOCK
                                                            PLAN         PLAN        PURCHASE PLAN
                                                         -----------  -----------  -----------------
1996 grants............................................   $    5.76    $    5.15             N/A
1997 grants............................................   $    6.36    $    5.54       $    3.05
1998 grants............................................   $    4.27    $    1.64       $    2.65

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective options. The Company's pro forma information for the years ended December 31 is as follows (in thousands, except per share information):

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Net income (loss)--as reported.................................  $  (7,088) $  (3,759) $   4,930
Net income (loss)--pro forma...................................  $  (9,174) $  (6,822) $   4,930

Basic and diluted earnings (loss) per share--as reported.......  $   (0.39) $   (0.21) $    0.41
Basic and diluted earnings (loss) per share--pro forma.........  $   (0.51) $   (0.38) $    0.41

NOTE 7--LEASES:

    Operating lease commitments are related primarily to the Company's buildings in Milpitas, California and Research Triangle Park, North Carolina and have terms which expire in 2004 and 2010, respectively. Total rent expense in 1998, 1997 and 1996, was $2,607,000, $1,404,000, and $552,000, respectively. Sublease

                              LARSCOM INCORPORATED

NOTE 7--LEASES: (CONTINUED)
rental income was $786,000 and $83,000 in 1998 and 1997, respectively. Future annual minimum lease payments under all noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

Years ending December 31,
1999...............................................................  $   2,307
2000...............................................................      2,385
2001...............................................................      2,388
2002...............................................................      2,383
2003 and thereafter................................................      6,746
                                                                     ---------
                                                                     $  16,209
                                                                     ---------
                                                                     ---------

    Commitments under capital leases are $204,000 and $59,000 for 1999 and 2000, respectively. These amounts include interest of $10,000.

    Total minimum rental income to be received in the future under noncancelable subleases was $216,000 as of December 31, 1998.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    In April 1998, the Company received notification from the General Services Administration ("GSA") that it had completed its audit of the Company's two product supply contracts, which were subject to GSA regulations. At December 31, 1997, the Company had a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs and penalties under these contracts. As a result of the notification by GSA, the Company released the reserve of $532,000 in the second quarter of 1998, which resulted in a reduction in selling, general, and administrative expenses for the year. The Company believes that no additional liabilities will result from this matter.

    At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. As a result of anticipated continued usage of these ICs, Larscom entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. While the Company believes that it will use all of the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. This could result in a charge to net income.

    In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 9--ACQUISITION:

    On December 31, 1997, the Company completed a merger with NetEdge Systems Inc. ("NetEdge"). The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. At that time, the Company estimated that the useful economic lives of the current technology, trademarks and goodwill were five, seven and six

                              LARSCOM INCORPORATED

NOTE 9--ACQUISITION: (CONTINUED)
years respectively. The Company determined that no alternative future use existed for the in-process research and development and therefore recorded a charge to earnings of $20,120,000.

    Research and development projects underway at the date of the acquisition of NetEdge were classified into two different categories--enhancements to the existing EDGE hardware platform and development of a new hardware platform. The values of the in process research and development were determined based on the expected net discounted cash flows to be generated from the products under development at the date of acquisition. A discount rate of 35% was used to calculate discounted future cash flows which reflects the inherent risks of the research and development efforts. The values attributed to the enhancements to the existing EDGE hardware platform and the development of a new hardware platform were $6,070,000 and $14,050,000, respectively, as of December 31, 1997. The most sensitive factor in determining the expected net discounted cash flows from these projects was revenues.

    Of the total purchase consideration, $6,300,000 was placed into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In September 1998, $600,000 of the escrow amount was released to the Company and $400,000 was released to the shareholders of NetEdge. There remained $5,300,000 in escrow at December 31, 1998, portions of which will be released over a three year period from the date of the acquisition. The release of an additional $647,000 to the shareholders of NetEdge was authorized by the Company in December 1998. The consideration and fair values of assets acquired are as follows (in thousands):

Cash consideration.................................................  $  25,793
Acquisition costs..................................................      1,182
                                                                     ---------
                                                                     $  26,975
                                                                     ---------
                                                                     ---------
Fair value of assets acquired
  Tangible assets..................................................  $   5,994
  Current technology...............................................      8,590
  Trademarks.......................................................        560
  Goodwill.........................................................      1,493
  In-process research and development..............................     20,120
  Liabilities assumed..............................................     (9,782)
                                                                     ---------
                                                                     $  26,975
                                                                     ---------
                                                                     ---------

    As a result of the review and refocus of the Company's business in October 1998, the Company reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The review and refocus was precipitated by successively lower quarterly revenues during the year for the Company as a whole and by worse than anticipated revenues from the NetEdge product family. The Company determined that the sum of the estimated future cash flows related to the EDGE products were less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of estimated future cash flows of those assets. As a result of this review, the Company recognized an impairment loss of $7,915,000, principally related to the current technology.

                              LARSCOM INCORPORATED

NOTE 9--ACQUISITION: (CONTINUED)
    As a result of adjustments to the purchase price made in 1998, goodwill, which was originally recorded at $1,493,000 was adjusted down to $1,145,000. In addition, goodwill was further written down as a result of the impairment analysis and is now being amortized over its revised remaining estimated useful economic life of three years. At December 31, 1998 the net book value of goodwill was $673,000.

    The unaudited consolidated results of operations on a pro forma basis for the years ended December 31, 1997 and 1996, as if Larscom had acquired NetEdge at the beginning of 1997 and 1996, are as follows (in thousands, except per share amounts):

                                                            YEARS ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Revenues..................................................  $  86,916  $  83,754
Net income (loss).........................................        908     (3,306)
Earnings (loss) per share.................................       0.05      (0.27)

    The proforma results for the year ended December 31, 1997 exclude the non-recurring charge for in-process research and development related to the acquisition.

NOTE 10--RESTRUCTURING:

    In October 1998, Larscom announced a corporate restructuring designed to better align its expenses with anticipated revenues and to tighten its focus on opportunities that offer the best long-term growth potential. The restructuring included a workforce reduction of approximately 16%. Details of the restructuring expense are as follows:

                                                                               ASSET
                                                                EMPLOYEE       WRITE
                                                                SEVERANCE      DOWNS        OTHER       TOTAL
                                                               -----------  -----------  -----------  ---------
                                                                                (IN THOUSANDS)
Included in 1998 expenses....................................   $     876    $      89    $     249   $   1,214
Paid in 1998.................................................         575           89            9         673
                                                                    -----          ---        -----   ---------
Balance at December 31, 1998.................................   $     301    $      --    $     240   $     541
                                                                    -----          ---        -----   ---------
                                                                    -----          ---        -----   ---------

NOTE 11--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                                        QUARTERS ENDED
                                                         --------------------------------------------
                                                          MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                            1998        1998       1998       1998
                                                         -----------  ---------  ---------  ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................................   $  22,330   $  18,639  $  18,212  $  13,552
Gross profit...........................................   $  12,169   $   8,440  $   5,309  $   5,898
Net income (loss)(1)...................................   $   1,704   $    (341) $  (2,287) $  (6,164)
Basic and diluted earnings (loss) per share(1).........   $    0.09   $   (0.02) $   (0.13) $   (0.34)

                              LARSCOM INCORPORATED

NOTE 11--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA: (CONTINUED)

                                                                        QUARTERS ENDED
                                                         --------------------------------------------
                                                          MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                            1997        1997       1997       1997
                                                         -----------  ---------  ---------  ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................................   $  16,410   $  19,148  $  19,336  $  21,061
Gross profit...........................................   $   9,016   $  10,962  $  11,102  $  12,157
Net income (loss)(2)...................................   $   1,334   $   2,541  $   2,457  $ (10,091)
Basic and diluted earnings (loss) per share(2).........   $    0.07   $    0.14  $    0.14  $   (0.56)

------------------------

(1) The quarter ended December 31, 1998, includes restructuring expense and intangible asset write-downs of $9,129,000 and related tax effects. See Note 9 for more details.

(2) The quarter ended December 31, 1997, includes acquired in-process research and development charge of $20,120,000 and related tax affects. See Note 9 for more details.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  The following documents are filed as a part of this Report:

    1.  Financial statements--See Item 8 of this report

    2.  Exhibits

  EXHIBIT
  NUMBER
-----------
       2.1(3) Agreement and Plan or Reorganization, dated as of December 2, 1997, among Larscom Incorporated, a
               Delaware corporation, LPH Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of
               Larscom, and NetEdge Systems, Inc., a Delaware corporation.

       3.1(1) Certificate of Incorporation of the Registrant

       3.2(1) Amended and Restated Certificate of Incorporation of the Registrant as filed in the State of Delaware on December 11, 1996

       3.3(1) By-laws of the Registrant

       3.4(1) Form of Amended By-laws of the Registrant

      10.1(1) Form of Larscom Incorporated Stock Option Plan For Non-Employee Directors

      10.2(1) Form of Larscom Incorporated Stock Incentive Plan

      10.3(1) Form of Larscom Incorporated Stock Purchase Plan

      10.4(1) Lease Agreement between Larvan Properties and the Company

      10.5(1) Partnership Agreement among Vanderson Construction, Donn H. Byrne, John D. Brady, Thomas J. Cunningham,
               Jr. and the Company

      10.6(1) Form of Services Agreement between Axel Johnson and the Company

      10.7(1) Form of Credit Agreement between Axel Johnson and the Company

      10.8(1) Form of Tax Sharing Agreement between Axel Johnson and the Company

      10.9(1) Note between Axel Johnson and the Company dated August 23, 1996

      10.10(1) Form of Registration Rights Agreement between Axel Johnson and the Company

      10.11(2) Lease Agreement between Berg & Berg Enterprises Inc. and the Company

      10.12(4) Amendment No. 1 to Credit Agreement between Axel Johnson and the Company

      11.1(4) Statement re computation of per share earnings

      21.1(4) Subsidiaries of the Registrant

      23.1(4) Consent of Independent Accountants

      24  (4) Power of Attorney

      27  (4) Financial Data Schedule

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

(4) Filed herewith

    b)  Reports on Form 8-K
       No reports of Form 8-K were filed during the quarter.

    c)  Exhibits
       See Item 14(a) 2 above.

    d)  Exhibits

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LARSCOM INCORPORATED

                                By             /s/ GEORGE M. DONOHOE
                                     -----------------------------------------
                                                 George M. Donohoe
                                           ACTING CHIEF EXECUTIVE OFFICER