Form 10-Q
period 1999-03-31
LARSCOM INC
filed 1999-05-14
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

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

The number of the registrant's shares outstanding as of April 30, 1999, was 8,313,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION                                                                  3

ITEM I:  FINANCIAL STATEMENTS                                                                   3
     CONDENSED CONSOLIDATED BALANCE SHEETS                                                      3
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                            4
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                            5
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                       6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                    9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                           18

PART II: OTHER INFORMATION                                                                     19

ITEM 1:  LEGAL PROCEEDINGS:                                                                    19

ITEM 2:  CHANGES IN SECURITIES:                                                                19

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:                                                      19

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:                                  19

ITEM 5:  OTHER INFORMATION:                                                                    19

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:                                                     19

     A: Exhibits                                                                               19
     B: Form 8-K                                                                               19
     SIGNATURES                                                                                20


PART I:      FINANCIAL INFORMATION
ITEM 1:      FINANCIAL STATEMENTS


                             LARSCOM INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands) (Unaudited)

                                                                March 31,        December 31,
                                                                  1999              1998
                                                               ----------        -----------
                               ASSETS

Current assets:
         Cash and cash equivalents                              $19,878           $10,265
         Short-term investments                                   4,801            13,902
         Accounts receivable, net                                 7,756             7,539
         Inventories                                              7,614             8,613
         Deferred income taxes                                    5,220             4,607
         Income taxes receivable                                  2,764             2,508
         Prepaid expenses and other current assets                1,395             1,542
                                                               --------           -------
                  Total current assets                           49,428            48,976
Property and equipment, net                                       6,155             6,920
Intangible assets, net                                              627               687
Deferred income taxes                                            11,326            11,486
Other non-current assets                                             34                34
                                                               --------           -------
                  Total assets                                  $67,570           $68,103
                                                               --------           -------
                                                               --------           -------
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                      $   152           $   194
         Accounts payable                                         3,202             3,705
         Accrued expenses and other current liabilities           8,513             7,390
         Due to Axel Johnson Inc.                                   346               547
                                                               --------           -------
                  Total current liabilities                      12,213            11,836

Other non-current liabilities                                       433               416
                                                               --------           -------
Stockholders' equity:
         Class A Common Stock                                        83                83
         Class B Common Stock                                       100               100
         Additional paid-in capital                              81,738            81,637
         Accumulated other comprehensive income                      (7)                2
         Accumulated deficit                                    (26,990)          (25,971)
                                                               --------           -------
                  Total stockholders' equity                     54,924            55,851
                                                               --------           -------
                  Total liabilities and stockholders' equity    $67,570           $68,103
                                                               --------           -------
                                                               --------           -------

     See accompanying Notes to Condensed Consolidated Financial Statements

                             LARSCOM INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data) (Unaudited)

                                                Three months ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                ----------        ----------
Revenues                                        $ 12,246          $ 22,330
Cost of revenues                                   6,558            10,161
                                                --------          --------
         Gross profit                              5,688            12,169
                                                --------          --------
Operating expenses:
         Research and development                  2,340             3,538
         Selling, general and administrative       5,294             7,370
                                                --------          --------
                  Total operating expenses         7,634            10,908
                                                --------          --------
Income (loss) from operations                     (1,946)            1,261
Interest expense charged by Axel Johnson Inc.        (19)              (19)
Interest and other income                            266             1,506
                                                --------          --------
Income (loss) before income taxes                 (1,699)            2,748
Income tax provision (benefit)                      (680)            1,044
                                                --------          --------
Net income (loss)                               $ (1,019)          $ 1,704
                                                --------          --------
                                                --------          --------

Basic and diluted earnings (loss) per share     $  (0.06)          $  0.09
                                                --------          --------
                                                --------          --------

Basic weighted average shares                     18,297            18,172
Diluted weighted average shares                   18,297            18,180


     See accompanying Notes to Condensed Consolidated Financial Statements

                             LARSCOM INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands) (Unaudited)

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               ----------        ----------
Cash flows from operating activities:
         Net income (loss)                                     $ (1,019)          $  1,704
         Depreciation and amortization                              889              1,515
         Gain from sale of building                                   -             (1,329)
         Deferred income taxes                                     (453)               (11)
         Net increase (decrease) in working capital               1,418             (5,882)
                                                               ---------         ----------
Net cash provided (used) by operating activities                    835             (4,003)
                                                               ---------         ----------
Cash flows from investing acitvities:
         Purchases of property and equipment                       (149)              (236)
         Proceeds from sale of building                               -              1,700
         Purchases of short-term investments                    (10,217)           (33,576)
         Sales of short-term investments                         19,318             20,065
         Maturities of short-term investments                         -             15,225
                                                               ---------         ----------
Net cash provided by investing activities                         8,952              3,178
                                                               ---------         ----------
Cash flows from financing activities:
         Repayments to Axel Johnson Inc.                           (201)            (2,289)
         Payment of capital lease obligations                       (74)               (99)
         Proceeds from issuances of Class A Common Stock            101                335
                                                               ---------         ----------
Net cash used by financing activities                              (174)            (2,053)
                                                               ---------         ----------
Increase (decrease) in cash and cash equivalents                  9,613             (2,878)
Cash and cash equivalents at beginning of period                 10,265              8,254
                                                               ---------         ----------
Cash and cash equivalents at end of period                     $ 19,878           $  5,376
                                                               ---------         ----------
                                                               ---------         ----------
Supplemental disclosure of cash flow information
Interest paid                                                  $     27           $     19
                                                               ---------         ----------
Income taxes paid                                              $     20           $  1,368
                                                               ---------         ----------

     See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three months ended March 31, 1999 and 1998 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1998. The results of operations for the first three months of 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):

                            March 31,   December 31,
                              1999         1998
                             ------       ------
Raw materials                $2,125       $3,021
Work in process               1,121        1,053
Finished goods                4,368        4,539
                             ------       ------
                             $7,614       $8,613
                             ------       ------
                             ------       ------

NOTE 3--RESTRUCTURING:

     In October 1998, Larscom announced a corporate restructuring to better align its expenses with anticipated revenues and to tighten its focus on opportunities that offer the best long-term growth potential. The restructuring included a workforce reduction of approximately 16%. Details of the restructuring expense are as follows:

                                          Asset
                             Employee     Write
                             Severance    Downs     Other      Total
                             ---------    -----     -----      -----
                                          (in thousands)
Restructuring charge            $876      $ 89      $249      $1,214
Payments to date                 714        89       167         970
                             ---------    -----     -----     ------
Balance at March 31, 1999       $162      $ -       $ 82      $  244
                             ---------    -----     -----     ------
                             ---------    -----     -----     ------

     The Company expects to have paid all of these liabilities by September 30, 1999.

NOTE 4--EARNINGS (LOSS) PER SHARE:

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and the dilutive effect of options to purchase common shares. The effect of options to purchase common shares is excluded from the computation if their effect is antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                               1999      1998
                                                             -------    -------
 Net income (loss)                                           $(1,019)   $ 1,704
 Weighted average Class A and B Common Stock outstanding      18,297     18,172
 Dilutive effect of options                                        -          8
                                                             -------    -------
 Diluted average shares                                       18,297     18,180
                                                             -------    -------
 Basic and diluted earnings (loss) per share                 $ (0.06)   $  0.09

NOTE 5--COMPREHENSIVE INCOME:

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), in 1998. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The only item of other comprehensive income for all periods presented relates to foreign currency translation adjustments. Such amounts were not material for all periods presented.

NOTE 6--COMMITMENTS AND CONTINGENCIES:

     In April 1998, the Company received notification from the General Services Administration ("GSA") that it had completed its audit of the Company's two product supply contracts, which were subject to GSA regulations. At December 31, 1997, the Company had a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs and penalties under these contracts. Because of the notification by GSA, the Company released the reserve of $532,000 in the second quarter of 1998, which resulted in a reduction in selling, general, and administrative expenses for the year. The Company believes that no additional liabilities will result from this matter.

     At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company of their intent to cease production of these ICs. As a result of anticipated continued usage of these ICs, Larscom entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. At March 31, 1999, there remained $1,085,000 of those commitments. While the Company believes that it will use all of the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. Any excess quantities over expected needs in the future could result in a charge to net income.

     In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 8--ACQUISITION:

     On December 31, 1997, the Company completed a merger with NetEdge Systems Inc. ("NetEdge"). The total merger consideration paid by Larscom consisted of $25,793,000 in cash, acquisition costs of $1,182,000 and the assumption of liabilities of $9,782,000.

     Of the cash consideration, $6,300,000 was placed into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In September 1998, $600,000 of the escrow amount was paid to the Company and $400,000 was authorized by Larscom to be paid to the shareholders of NetEdge. In January 1999 Larscom authorized an additional $647,000 to be paid to the shareholders of NetEdge. There remained $4,653,000 in escrow at March 31, 1999, portions of which will be released over a three year period from the date of the acquisition.

NOTE 9--SALE OF BUILDING:

     In March 1998, the Company recorded a gain of $1,329,000, before tax, resulting from the sale of the Company's former headquarters by a partnership in which the Company held a one-third interest.

NOTE 10--OPERATING SEGMENTS:

     The Company believes that its two business units, the Network Systems Group and the Digital Access Group, are operating segments as defined in Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). However, the similarity of the economic characteristics of the two segments is such that the Company believes that aggregation is appropriate in accordance with SFAS 131. Changes in these economic characteristics may require disclosure of segment information in the future.

                              LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

RESULTS OF OPERATIONS

     The Company's products are split into two main categories - network systems (broadband) and digital access (narrow band) based upon the bandwidth of the products supplied. The Company sells these products primarily through a direct sales force and to a lesser extent through a variety of resellers including original equipment manufacturers, value-added resellers, system integrators and distributors. A high proportion of the Company's sales is made to a limited number of network service providers ("NSPs") and internet service providers ("ISPs"). The Company is seeking to develop alternative distribution channels, particularly for the digital access group products, but sales to distributors have been limited to date. Sales outside the U.S. have not been significant to date.

     REVENUES. Revenues of $12,246,000 for the three months ended March 31, 1999, decreased by 45% from revenues of $22,330,000 during the comparable period in 1998. During the three months ended March 31, 1999, network systems sales decreased to $5,592,000 from $12,578,000 in the three months ended March 31, 1998. A large component of the decrease in network systems sales was lower sales of the Orion 4000 product line and to a lesser extent decreased sales of Edge and Mega-T product lines. During the three months ended March 31, 1999, digital access product sales decreased to $5,591,000 from $8,897,000 in the three months ended March 31, 1998. This decrease was principally due to lower sales of Access-T and Split-T products.

     The primary reason for the decrease in most product sales described above was a reduction in orders from the Company's two largest customers. Together they accounted for 42% of revenues in the first quarter of 1999 and 60% in the first quarter of 1998. MCI Worldcom (including UUNET), which accounted for 29% of revenue in the 1999 first quarter, accounted for 43% of revenue in the first quarter of 1998. This affected the Orion 4000 and Split-T product line. AT&T (including the IBM Global Network which was acquired by AT&T effective May 1999) accounted for 12% and 10% of revenues in the first quarter of 1999 and 1998, respectively. The Access-T product line was particularly affected by the reduction in revenue from AT&T. A reduction in shipments to a third customer, accounting for less than 10% of sales in the first quarter of 1999 and 1998, was the primary reason for the decrease in Mega-E shipments and a portion of the Orion 4000 decrease.

     GROSS PROFIT. As a percentage of revenues, gross profit for the three months ended March 31, 1999 decreased to 46% as compared to 54% in the same period in 1998. This decrease was primarily the result of additional inventory reserves, lower production volumes and lower average unit selling prices, offset by lower intangible asset amortization. The Company expects gross margin percentages to increase slightly during the rest of the year.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 34% to $2,340,000 in the three months ended March 31, 1999 from $3,538,000 in the three months ended March 31, 1998. The decrease is primarily due to lower headcount, however, the Company believes that a continued commitment to research and development, particularly related to broadband products and emerging technologies, will be required to respond to customer demand and to remain competitive. Accordingly, the Company does not anticipate any further reduction in research and development spending.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 28% to $5,294,000 during the three months ended March 31, 1999, as compared to $7,370,000 in the comparable 1998 period. The decrease was due to lower headcount. Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury and administrative services of $110,000 and $106,000 during the three months ended March 31, 1999 and 1998, respectively.

     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes charges for the unused portion of the line of credit available under the Credit Agreement with Axel Johnson Inc. See Liquidity and Capital Resources for more details.

     INTEREST AND OTHER INCOME. Interest income was $266,000 for the three months ended March 31, 1999, as compared to $177,000 for the same period in 1998. The Company invested primarily in taxable securities during the three months ended March 31, 1999, which caused interest income to be higher than the same period in 1998 when the Company was investing primarily in federal-income-tax-exempt securities. In March 1998, the Company also recorded a gain of $1,329,000 arising from the sale of the Company's former headquarters by a partnership in which the Company held a one-third interest.

     PROVISION FOR INCOME TAXES. The effective tax benefit rate of 40% for the three months ended March 31, 1999, differs from the federal statutory rate primarily due to state income taxes.

     At March 31, 1999, the Company had recorded deferred tax assets of $16,546,000, primarily relating to the future tax benefits of amortization of intangible assets and an in-process research and development charge which are deductible ratably over the next 14 years. The remaining tax benefit relates to inventory reserves and accrued expenses. In accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes" the Company has not recorded any valuation allowance against those assets because management has determined that it is more likely than not that all of these assets will be realized. Realization of these assets is primarily dependent on the ability of the Company to generate taxable income in the future. Some of the factors that the Company used to make this determination are: the Company has a strong earnings history; a significant portion of the deferred tax assets are deductible over fourteen years; tax losses can be carried forward for twenty years and a portion of the losses can be carried back to prior years. The Company has switched its investments to taxable securities from non-taxable securities. The amount of the deferred tax assets considered realizable could be reduced in the near term if the Company's estimates of future taxable income are reduced. This could have a material adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $835,000 during the three months ended March 31, 1999. This compares with cash used by operating activities of $4,003,000 in the corresponding period in 1998. The cash provided by operations during the 1999 period was comprised primarily of a decrease in inventory and an increase in accrued expenses offset by net losses.

     Historically, the Company has met its operating and capital requirements primarily from cash flow from operations and advances from Axel Johnson. The Company does not expect capital expenditures during 1999 to exceed $2,500,000. Approximately $149,000 was spent on capital equipment in the three months ended March 31, 1999.

     The Company has a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson ("the Credit Agreement"). The Credit Agreement expires in December 2000. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default any borrowings under the line of credit shall become payable in full. To date the Company has not found it necessary to use this line of credit. In addition to such Credit Agreement, the Company and Axel Johnson entered into an administrative service agreement and a tax sharing agreement for the purposes of defining the on-going relationship between them.

     As of March 31, 1999, the Company had cash and cash equivalents of $19,878,000, short-term investments of $4,801,000 and other net working capital of $12,536,000. The Company believes that these assets, together with the Company's line of credit and funds generated from operations will provide adequate liquidity to meet the Company's operating and capital requirements for at least the next twelve months. There can, however, be no assurance that future events, such as the potential use of cash to fund any significant losses that the Company might incur or acquisitions the Company might undertake, will not require the Company to seek additional capital at an earlier date or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH BELOW AND SET FORTH IN OTHER FILINGS THE COMPANY MAKES WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

     CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and ISPs, will be critical to its future success. A small number of customers accounted for a high proportion of the Company's revenues in each of the past several years. During 1998, 1997 and 1996, two customers, MCI WorldCom and its subsidiaries (including UUNET) and AT&T, (including IBM Global Network which was purchased by AT&T effective May
1999) together accounted for 44%, 55% and 54% of the Company's revenues, respectively. Accordingly, the Company's revenue is currently highly dependent on continued orders from these two customers.

     None of the Company's customers is contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in, orders from one or more of the Company's major customers could have a materially adverse effect on the Company's business and operating results. Reductions in orders from certain large customers contributed significantly to the Company's lower revenues in the most recent four quarters as compared to the corresponding quarters a year earlier. For example, in one quarter of 1998, sales to one of the Company's largest customers varied by $4.4 million from sales in the previous quarter.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. A small number of customers have accounted for a significant percentage of the Company's sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, the Company's backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer, limit, or end purchases of the Company's existing products. In the event that the Company were to lose one or more large customers, anticipated orders from major customers were to fail to materialize or delivery schedules were to be deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business and operating results would be materially adversely affected.

     The Company expects gross profit margins for the whole of 1999 to be higher than in 1998 due to the one-time impact in 1998 of additional inventory reserves and intangible asset charges. However, the Company does not expect gross margins to reach the levels achieved prior to 1998. This is due to lower average selling prices on the Company's principal products as they continue to age. In addition, the Company is currently seeking to develop an indirect distribution channel that typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

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

     The Company has experienced only a slight improvement in orders in the first part of the second quarter of 1999 as compared to the first quarter. Nonetheless the Company has decided to maintain current levels of investment in research and development and market development. Other operating expenses are relatively fixed in the short term. There can be no assurances that the Company will realize the increased sales levels required to return to profitability. Indeed, there can be no assurance that the Company will return to profitability at all without further spending cuts.

     RESTRUCTURING. On October 15, 1998, Larscom announced a corporate restructuring plan designed to better align its expenses with anticipated revenues and to allow the Company to focus on opportunities that offer the greatest potential for long-term growth. The restructuring included a workforce reduction of approximately 16%. Some engineers have resigned since the restructuring but the Company does not believe that the impact on its research and development efforts has been significant. The Company has found it more difficult to replace these employees than in the past. There can be no assurance that the Company will not lose additional employees in the future or that it will be able to recruit suitable replacements, particularly since the demand for such employees is high. In November 1998, in order to retain and motivate its existing employees, the Company canceled the existing employee stock options and issued replacement options with exercise prices equal to the then fair market value of the Company's Class A Common Stock.

     The Company is continuing its search for a new Chief Executive Officer. If the Company cannot complete the search in a relatively short period, its business could be materially adversely affected.

     DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNELS. The Company is currently seeking to develop an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. It is intended that sales through this channel will consist primarily of digital access products, particularly the WANmaker product, and, to a lesser extent, network systems group products. Sales to large NSPs and ISPs will be handled by the Company's direct sales force. As part of this strategy, the Company has appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in the Company's ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of the Company's products and new methods of advertising and promoting the products which will result in additional expenses. These, and other factors, could cause results of operations and financial condition to be materially adversely affected.

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

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on continuing market acceptance of the Company's newest products. The Company's future success will be largely dependent on the market success of recently introduced products and products that may be introduced in the future. These include, for example, the WANmaker line of digital access products and the Orion 2000 product line, which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance. In the past, the Company has experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or versions in a timely manner due to resource constraints or technological or other reasons or to achieve timely and widespread market acceptance of its new products or releases could have a materially adverse effect on the Company's business and operating results.

     YEAR 2000. As the year 2000 approaches, the challenges associated with moving into a new millennium have become a critical business concern around the world. The Company recognizes the importance of addressing this situation in a timely, proactive manner. In early 1998, the Company established a Year 2000 Compliance Program to ensure that the Company's products and internal systems currently in use continue to function properly into the next century. As such, the Company has placed a high level of emphasis on preserving the integrity and continuity of the business processes and activities that are vitally necessary for the business to continue. The Company initially focused its compliance efforts on the evaluation of products sold to customers. The Company has committed the necessary resources to make the Company's current product offerings Year 2000 compliant and has completed the testing and remediation phases. All of the Company's current product offerings are Year 2000 compliant. In those cases where products not currently offered were found not to be in compliance, the information was communicated to the Company's customers via written notification. In most cases, an upgrade path has been provided to these customers.

     Larscom is reviewing and obtaining the required resources to move into the implementation phase for its internal infrastructure. The Company is upgrading its primary business system for Year 2000 compliance and anticipates the implementation phase to be completed by June 1999. Additionally, the Company is assessing and implementing necessary changes for all areas of the Company's business that could be impacted. These include manufacturing plant floor equipment, system test laboratories, engineering laboratories and the building infrastructure.

     Based on assessments completed to date and compliance plans in process, Larscom does not expect that the Year 2000 issue, including the cost of making its products and critical systems compliant, will have a material effect on its business operations or cash flow. Direct costs related to all Year 2000 compliance testing and remediation are estimated to be approximately $365,000 over a two year period of which approximately $350,000 had been incurred as of March 31, 1999.

     Larscom is engaged in the process of evaluating the Year 2000 readiness of suppliers. If Larscom determines that critical suppliers are not Year 2000 ready, Larscom will monitor their progress and take appropriate actions. Based on current progress and future plans, Larscom believes that the Year 2000 date change will not significantly affect Larscom's ability to deliver products and services to its customers on a timely basis. However there can be no assurances that the Year 2000 date change will not have a materially adverse affect on the Company's results of operations or financial condition.

     The Company is in the process of creating contingency plans to safeguard against failures of the Company's own products, suppliers and vendors and internal information systems related to the Year 2000 issue.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends upon its suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains components and licenses certain embedded software from numerous single sources. The Company does not believe it would be able to develop alternative sources for certain essential components used in its products. In addition, while the Company believes it would be able to develop alternative sources for most of the other components and software used in its products without incurring substantial additional costs, there can be no assurance that the Company would be able to do so, if required. Any inability by the Company's suppliers to meet the Company's demand or any prolonged interruption in supply or a significant price increase of one or more components or software would likely have a materially adverse effect on the Company's business and operating results. The Company generally does not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements.

     At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company of their intent to cease production. Larscom anticipates that it will continue to use these ICs and therefore entered into purchase commitments of approximately $1,250,000 in the aggregate, representing between one and two years expected demand for these components. The Company will consider redesigning its products to replace those ICs. The Company has attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of the Company's products in determining the quantities to purchase. While the Company believes that it will use all of the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. If the Company's estimates are not correct and requirements for these ICs are less than anticipated, it could have a materially adverse effect on the Company's business and results of operations.

     RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost effective basis. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If the Company were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, the Company's business and operating results could be materially adversely affected. For example, the Company is aware of a competing technology with network monitoring capabilities that can be used instead of the Split-T product that the Company sells primarily to MCI WorldCom. If MCI WorldCom's customers were to opt for the alternative technology as part of their services, the Company's business and operating results would be materially adversely affected.

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

     MANAGEMENT OF OPERATIONS. The recent downturn in the Company's business and related restructuring has placed a significant strain on the Company's personnel, management and other resources. The Company's future success depends on its ability to recruit and retain employees following the recent restructuring and the Company's recent financial performance shortfalls. To grow its business, the Company must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. The Company's failure to manage any expansion effectively could have a materially adverse effect on the Company's business and operating results.

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

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has little experience in international markets. Although the acquisition of NetEdge increased the exposure of the Company to international markets to some extent, sales outside the U.S. continue to account for less than 10% of the Company's revenues. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the U.S. could deny or preclude the Company's marketing and sales efforts in such countries, which could have a materially adverse effect on the Company's business and operating results.

     COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S. the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which in turn could have a materially adverse effect on the Company's business and operating results.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of its efforts to grow its business, the Company reviews acquisition prospects that could potentially complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company acquired NetEdge in December 1997; however, this acquisition has not been a success. Any future acquisitions by the Company could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a materially adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, because of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges (including the immediate write-off of purchased in-process research and development) typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a materially adverse effect on the Company's business and operating results.

     LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. The Company relies upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in its products and technologies. Although the Company has been issued only one U.S. patent to date, it believes that the success of its business depends primarily on its proprietary technology, information and processes and expertise, rather than patents. Much of the Company's proprietary information and technology is not patented and may not be patentable. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company enters into confidentiality and invention assignment agreements with all of its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business and operating results could be materially adversely affected.


ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of federal government securities that mature within one year. The Company places investments in instruments that meet high credit standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Certain of the Company's sales, service and marketing expenses are incurred in foreign currencies. Consequently, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company's' consolidated results of operations.

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

                           Not Applicable.

Item 5:            Other Information:

                           Not Applicable.

Item 6:            Exhibits and Reports on Form 8-K:

                   A:       Exhibits:

                            27 Financial Data Schedule

                   B:       Reports on Form 8-K:

                            No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LARSCOM INCORPORATED

DATE       May 13, 1999              BY     /s/  Bruce D. Horn
       ----------------------             ------------------------------
                                          Bruce D. Horn
                                          Vice President, Finance and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)