Form 10-Q
period 1999-06-30
LARSCOM INC
filed 1999-08-13
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

The number of the registrant's shares outstanding as of July 31, 1999, was 8,366,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                          3

ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)                               3
     CONDENSED CONSOLIDATED BALANCE SHEETS                              3
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                    4
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                    5
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   19

PART II: OTHER INFORMATION                                             20

ITEM 1:  LEGAL PROCEEDINGS:                                            20

ITEM 2:  CHANGES IN SECURITIES:                                        20

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:                              20

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:          20

ITEM 5:  OTHER INFORMATION:                                            21

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:                             21

     A: Exhibits                                                       21
     B: Form 8-K                                                       21
     SIGNATURES                                                        22


PART I:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS


                                      LARSCOM INCORPORATED
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands) (Unaudited)


                                                            June 30,        December 31,
                                                              1999             1998
                                                          -------------    -------------
                                             ASSETS
Current assets:
     Cash and cash equivalents                                $ 17,592         $ 10,265
     Short-term investments                                      7,303           13,902
     Accounts receivable, net                                    7,587            7,539
     Inventories                                                 5,837            8,613
     Deferred income taxes                                       5,227            4,607
     Income taxes receivable                                     3,465            2,508
     Due from Axel Johnson Inc.                                    430                -
     Prepaid expenses and other current assets                   1,190            1,542
                                                          -------------    -------------
        Total current assets                                    48,631           48,976
Property and equipment, net                                      5,538            6,920
Intangible assets, net                                             569              687
Deferred income taxes                                           11,163           11,486
Other non-current assets                                            34               34
                                                          -------------    -------------
        Total assets                                          $ 65,935         $ 68,103
                                                          =============    =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                        $    119            $ 194
     Accounts payable                                            2,759            3,705
     Accrued expenses and other current liabilities              8,379            7,390
     Due to Axel Johnson Inc.                                        -              547
                                                          -------------    -------------
        Total current liabilities                               11,257           11,836

Other non-current liabilities                                      463              416
                                                          -------------    -------------

Stockholders' equity:
     Class A Common Stock                                           83               83
     Class B Common Stock                                          100              100
     Additional paid-in capital                                 81,738           81,637
     Accumulated other comprehensive income                        (14)               2
     Accumulated deficit                                       (27,692)         (25,971)
                                                          -------------    -------------
        Total stockholders' equity                              54,215           55,851
                                                          -------------    -------------
        Total liabilities and stockholders' equity            $ 65,935         $ 68,103
                                                          =============    =============


      See accompanying Notes to Condensed Consolidated Financial Statements

                                           LARSCOM INCORPORATED

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data) (Unaudited)


                                                     Three months ended June 30, Six months ended June 30,
                                                     -------------------------   --------------------------
                                                        1999          1998          1999          1998
                                                     -----------   -----------   -----------   ------------
Revenues                                               $ 13,198      $ 18,639      $ 25,444       $ 40,969
Cost of revenues                                          7,077        10,199        13,635         20,360
                                                     -----------   -----------   -----------   ------------
    Gross profit                                          6,121         8,440        11,809         20,609
                                                     -----------   -----------   -----------   ------------

Operating expenses:
    Research and development                              2,116         2,765         4,456          6,303
    Selling, general and administrative                   5,446         6,391        10,740         13,761
                                                     -----------   -----------   -----------   ------------
      Total operating expenses                            7,562         9,156        15,196         20,064
                                                     -----------   -----------   -----------   ------------

Income (loss) from operations                            (1,441)         (716)       (3,387)           545
Interest expense charged by Axel Johnson Inc.               (19)          (19)          (38)           (38)
Interest and other income                                   291           185           557          1,691
                                                     -----------   -----------   -----------   ------------
Income (loss) before income taxes                        (1,169)         (550)       (2,868)         2,198
Income tax provision (benefit)                             (467)         (209)       (1,147)           835
                                                     -----------   -----------   -----------   ------------
Net income (loss)                                        $ (702)       $ (341)     $ (1,721)       $ 1,363
                                                     ===========   ===========   ===========   ============

Basic and diluted earnings (loss) per share             $ (0.04)      $ (0.02)      $ (0.09)        $ 0.07
                                                     ===========   ===========   ===========   ============

Basic and diluted weighted average shares                18,313        18,188        18,305         18,180
                                                     ===========   ===========   ===========   ============


      See accompanying Notes to Condensed Consolidated Financial Statements

                                         LARSCOM INCORPORATED

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands) (Unaudited)


                                                                          Six months ended June 30,
                                                                       --------------------------------
                                                                           1999              1998
                                                                       --------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                       $ (1,721)          $ 1,363
    Depreciation and amortization                                              1,818             3,113
    Gain from sale of building                                                     -            (1,329)
    Deferred income taxes                                                       (297)              (16)
    Net (increase) decrease in working capital                                 2,368            (5,482)
                                                                       --------------    --------------
Net cash provided (used) by operating activities                               2,168            (2,351)
                                                                       --------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment                                         (418)             (868)
    Proceeds from sale of building                                                 -             1,700
    Purchases of short-term investments                                      (13,719)          (53,609)
    Sales of short-term investments                                           20,318            30,499
    Maturities of short-term investments                                           -            22,870
                                                                       --------------    --------------
Net cash provided by investing activities                                      6,181               592
                                                                       --------------    --------------

Cash flows from financing activities:
    Repayments to Axel Johnson Inc.                                             (977)           (2,921)
    Payment of capital lease obligations                                        (129)             (281)
    Proceeds from issuances of Class A Common Stock                              101               335
                                                                       --------------    --------------
Net cash used by financing activities                                         (1,005)           (2,867)
                                                                       --------------    --------------
Effect of exchange rates on cash                                                 (17)                2
                                                                       --------------    --------------
Increase (decrease) in cash and cash equivalents                               7,327            (4,624)
Cash and cash equivalents at beginning of period                              10,265             8,254
                                                                       --------------    --------------
Cash and cash equivalents at end of period                                  $ 17,592           $ 3,630
                                                                       ==============    ==============

Supplemental disclosure of cash flow information
Interest paid                                                               $     38           $    38
                                                                       --------------    --------------
Income taxes paid                                                           $     89           $ 3,575
                                                                       --------------    --------------


      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The financial statements for the six months ended June 30, 1999 and 1998 presented in this Quarterly Report on Form 10-Q are unaudited. Management believes, however, that these financial statements fairly present the results for the periods covered, including all normally recurring adjustments. These financial statements should be read together with our audited annual financial statements and notes, which are included in the Company's Report on Form 10-K for the year ended December 31, 1998. Results of operations for the first six months of the year are not necessarily indicative of the results the Company will achieve for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):


                                          June 30,      December 31,
                                            1999           1998
                                        -------------   ------------
Raw materials                                $ 1,628        $ 3,021
Work in process                                  946          1,053
Finished goods                                 3,263          4,539
                                        -------------   ------------
                                             $ 5,837        $ 8,613
                                        =============   ============


NOTE 3--RESTRUCTURING:

     The Company undertook a corporate restructuring in the fourth quarter of 1998 that included a workforce reduction of approximately 16%. The restructuring reduced expenses to better match those expenses against anticipated revenues. In connection with this restructuring, the Company tightened its focus on opportunities that it believes offer the best long-term growth potential. Details of the restructuring expense are as follows:


                                                             Asset
                                            Employee         Write
                                           Severance         Downs          Other           Total
                                           -----------    ------------   ------------    ------------
                                                                 (in thousands)
Restructuring charge                            $ 876            $ 89          $ 249         $ 1,214
Payments to date                                  864              89            148           1,101
                                           -----------    ------------   ------------    ------------
Balance at June 30, 1999                         $ 12             $ -          $ 101           $ 113
                                           ===========    ============   ============    ============


     The Company expects to have paid all of these remaining liabilities by September 30, 1999.

NOTE 4--EARNINGS (LOSS) PER SHARE:

     Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding and the dilutive effect of options to purchase common shares. The effect of options to purchase common shares is excluded from the computation if their effect is antidilutive.

     The following table shows how basic and diluted earnings per share are computed (in thousands, except per share data):


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                               ----------------------    ----------------------
                                                  1999        1998          1999        1998
                                               ----------  ----------    ----------  ----------
Net income (loss)                                 $ (702)     $ (341)     $ (1,721)     $1,363
                                               ==========  ==========    ==========  ==========

Weighted average Class A and B
     Common Stock outstanding                     18,313      18,188        18,305      18,180
Dilutive effect of options                             -           -             -           -
                                               ----------  ----------    ----------  ----------
Diluted average shares                            18,313      18,188        18,305      18,180
                                               ==========  ==========    ==========  ==========

Basic and diluted earnings (loss) per share      $ (0.04)    $ (0.02)      $ (0.09)     $ 0.07
                                               ==========  ==========    ==========  ==========


NOTE 5--COMPREHENSIVE INCOME:

     The Company adopted a new accounting standard in 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). "Comprehensive income" includes all changes in equity from non-owner sources during the period. The only item of comprehensive income for the periods presented related to foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

NOTE 6--COMMITMENTS AND CONTINGENCIES:

     In April 1998, the General Services Administration ("GSA") notified the Company that they had completed their audit of our two product supply contracts that were subject to GSA regulations. The Company had previously established a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs, and penalties under these contracts. Because of the notification by GSA, the Company released the reserve of $532,000 in the second quarter of 1998. This resulted in a reduction in selling, general, and administrative expenses for the year. The Company believes that no additional liabilities will result from this matter.

     At the end of 1998, three vendors of integrated circuits ("ICs") used in our products notified us that they intended to cease production of these ICs. Because the Company believed it would continue to use these ICs, it entered into commitments to purchase approximately $1,250,000 of these ICs in the aggregate, representing between one and two years' expected demand for these components. At June 30, 1999, $690,000 of those commitments remained. The Company believes it will use all of the quantities it agreed to purchase; however there can be no assurance that these estimates are correct. Any excess quantities over expected needs in the future could result in a charge to net income.

     The Company typically indemnifies its customers for any expenses or liabilities resulting from claims by third parties that our products infringe the patents, trademarks or copyrights of third parties.

NOTE 8--ACQUISITION:

     The Company acquired NetEdge Systems Inc. ("NetEdge"), by merger on December 31, 1997. The Company paid total merger consideration of $25,793,000 in cash, and incurred acquisition costs of $1,182,000, and assumed liabilities of $9,782,000.

     Of the cash consideration, $6,300,000 was placed into escrow pending resolution of certain matters. These matters included potential purchase price adjustments and potential claims for breach of representations and warranties. In September 1998, $600,000 of the escrow amount was paid to us as a result of certain claims we made, and $400,000 was released to the shareholders of NetEdge. In January 1999 an additional $647,000 was released to the shareholders of NetEdge. There remained $4,653,000 in escrow on June 30, 1999.


NOTE 9--SALE OF BUILDING:

     In March 1998, the Company recorded a one-time gain of $1,329,000, before tax, as a result of the sale of our former headquarters by a partnership in which it held a one-third interest.

                              LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD-LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

RESULTS OF OPERATIONS

     We split our products into two main categories - network systems (broadband) and digital access (narrow band) - based upon the bandwidth of the products supplied. We sell these products primarily through a direct sales force and, to a lesser extent, through a variety of resellers. Our resellers include original equipment manufacturers, value-added resellers, system integrators and distributors. A high proportion of our sales are made to a limited number of voice and data network service providers. We are seeking to develop alternative distribution channels, particularly for the digital access group products, but sales to distributors have been limited to date.

     REVENUES. Our revenues were $13,198,000 for the three months ended June 30, 1999. This was a 29% decrease from revenues of $18,639,000 during the comparable period in 1998. Our revenues were $25,444,000 for the six months ended June 30, 1999, a 38% decrease from revenues of $40,969,000 during the comparable period in 1998. During the most recent quarter, our sales of network systems products were $6,567,000, down from $8,945,000 in the comparable quarter of a year ago. Our sales of digital access products in the most recent quarter were $5,557,000, lower than the $8,628,000 a year ago. For the six months ended June 30, 1999, network systems sales were $12,159,000, down from $21,522,000 for the same period in 1998. Digital access product sales for the six months ended June 30, 1999 were $11,148,000, down from $17,525,000 for the same period of 1998. The decrease in network systems sales in the second quarter of 1999 was primarily due to lower sales of Orion 4000 and Access-T45 products. The decrease in network system sales in the six months ended June 30, 1999 was primarily due to lower sales of Orion 4000, EDGE and Access-T45 products. The decrease in digital access product sales in the second quarter of 1999 was primarily due to lower sales of Access-T products. The decrease in digital access product sales in the first half of 1999 was primarily due to lower sales of Access-T and Split-T products.

     The primary reason for the decreases in product sales described above was reduced orders from the Company's three largest customers. This was due primarily to changes in the demand for voice and data services which use our equipment, increased competition and a lack of new products. These customers collectively represented 44% of revenues in the first six months of 1999 as compared to 56% in the corresponding period in 1998. MCI Worldcom (including UUNET), which accounted for 31% of revenue in the first six months of 1999, accounted for 36% of revenue in the first six months of 1998. The reduced orders from MCI Worldcom primarily affected sales of the Split-T, Orion 4000, Access-T45 and EDGE products. We expect MCI Worldcom orders of the Split-T product to decline in the third quarter of 1999 because of changes in their inventory management practices. AT&T (including IBM Global Network, which was acquired by AT&T effective May 1999) accounted for 11% and 12% of revenues in the first six months of 1999 and 1998, respectively. Reduced orders from AT&T primarily affected sales of Access-T and Access-T45 products. A third customer accounted for 2% of revenue in the first six months of 1999 sales and 8% in the first six months of 1998. This customer's reduced orders primarily affected sales of the Orion 4000 product.

     International sales represented 12% of total revenues during the first half of 1999 as compared to 5% in the same period of 1998. This increase was primarily due to higher sales of the Mega-E and Orion 4000 products in Europe.

     GROSS PROFIT. Gross profit, as a percentage of revenues, was lower during the first six months of 1999 than the first six months of 1998. Gross margin for the three months and six months ended June 30, 1999 was 46% as compared to 45% in the second quarter of 1998 and 50% in the first half of 1998. This decrease from 1998 primarily resulted from additional inventory reserves, lower production volumes and lower average unit selling prices, offset by lower intangible asset amortization.

     RESEARCH AND DEVELOPMENT. Research and development expenses declined by 23% to $2,116,000 in the three months ended June 30, 1999 from $2,765,000 in the three months ended June 30, 1998. Research and development expenses declined by 29% to $4,456,000 in the six months ended June 30, 1999 from $6,303,000 in the six months ended June 30, 1998. The declines were primarily due to lower headcount, following our late 1998 restructuring. We believe that a continued commitment to research and development, particularly related to emerging technologies, will be required to respond to customer demand and to remain competitive. Accordingly, we do not anticipate any significant further reduction in research and development spending.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 15% to $5,446,000 during the three months ended June 30, 1999, as compared to $6,391,000 in the comparable 1998 period. Selling, general and administrative expenses decreased 22% to $10,740,000 during the six months ended June 30, 1999, as compared to $13,761,000 in the comparable 1998 period. The decrease was due to lower headcount as we sought to reduce overall expense levels.

     Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury, human resources and administrative services as follows (in thousands):


                                                     1999           1998
                                                 -------------   ------------
Three months ended June 30,                           $ 110          $ 106
Six months ended June 30,                             $ 219          $ 212


     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes credit line fees paid to Axel Johnson under the Credit Agreement. See Liquidity and Capital Resources for more details.

     INTEREST AND OTHER INCOME. Interest income was $291,000 for the three months ended June 30, 1999, as compared to $185,000 for the same period in 1998. Interest income was $557,000 for the six months ended June 30, 1999, as compared to $362,000 for the same period in 1998. We invested primarily in taxable securities during the six months ended June 30, 1999, in order to reduce our taxable loss. This caused interest income to be higher than the same period in 1998. During 1998, we were investing primarily in federal-income-tax-exempt securities. In March 1998, we also recorded a gain of $1,329,000 arising from the sale of our former headquarters by a partnership in which we held a one-third interest.

     PROVISION FOR INCOME TAXES. The effective tax benefit rate of 40% for the three months ended June 30, 1999 differs from the federal statutory rate primarily because of state income taxes.

     At June 30, 1999, we had deferred tax assets of $16,390,000. This asset primarily relates to expected future tax benefits from the amortization of intangible assets. The amortization of intangible assets is deductible for tax purposes in equal amounts over the next 14 years. The remaining tax benefit relates to inventory reserves and accrued expenses. We have not taken a valuation allowance against the deferred tax assets because we believe it is more likely than not that they are realizable. However, realization of these assets is primarily dependent on our ability to generate taxable income in the future. If we significantly reduce our estimate of future taxable income, we would probably have to record an allowance against our deferred tax asset. Such a change could have a material adverse effect on our results of operations and financial condition.

     Our determination of our ability to use our deferred tax assets is based on a number of factors, including:

     -    our earnings history;
     - a significant portion of the deferred tax assets are deductible over 14 years;
     -    tax losses can be carried forward for 20 years; and
     -    a portion of the losses can be carried back to prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities provided cash of $2,168,000 during the six months ended June 30, 1999. This compares with cash used by operating activities of $2,351,000 in the corresponding period in 1998. The cash provided by operations during the 1999 period was generated primarily by net income before depreciation and amortization and a decrease in inventory and an increase in accrued expenses.

     Historically, we have met our operating and capital cash requirements primarily from cash flow from operations and advances from Axel Johnson. We do not expect capital expenditures during 1999 to exceed $2,000,000. We spent approximately $418,000 on capital equipment in the six months ended June 30, 1999.

     We have a $15 million revolving line of credit with Axel Johnson. This line of credit expires in December 2000. The credit agreement contains various representations, covenants, and events of default typical for financing a business of a similar size and nature. If we default under the agreement, any borrowings under the line of credit become payable in full. We have not used this line of credit to date. Larscom and Axel Johnson have also entered into an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between them.

     As of June 30, 1999, we had cash and cash equivalents of $17,592,000, short-term investments of $7,303,000 and other net working capital of $12,479,000. We believe that these assets, together with the line of credit and funds generated from operations, will provide adequate liquidity to meet our operating and capital requirements for at least the next 12 months. Nonetheless, future events could require us to seek additional capital at an earlier date. These events could include any significant future losses or acquisitions for cash. If we do need additional capital in the future, we may not be able to obtain adequate capital on terms acceptable to us, or at all.

RISK FACTORS

     EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD-LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH BELOW AS WELL AS OTHER RISKS AND UNCERTAINTIES WE MAY DESCRIBE FROM TIME TO TIME IN OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO REVIEW CAREFULLY AND CONSIDER THE VARIOUS RISKS AND UNCERTAINTIES WE DESCRIBE IN THIS REPORT AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

     CUSTOMER CONCENTRATION. Our revenues largely come from a small number of customers. During 1998, 1997 and 1996, two customers, MCI WorldCom and its subsidiaries (including UUNET) and AT&T (including IBM Global Network which was purchased by AT&T effective May 1999) together accounted for 44%, 55% and 53% of revenues, respectively. Therefore, our results are highly dependent on continued orders from these two customers and we believe that our relationships with these and other large customers will be critical to our future success.

     None of Larscom's customers is contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from quarter to quarter and year to year. For example, in one quarter of 1998 sales to one of our largest customers varied by $4.4 million from sales in the previous quarter. Reductions in orders from certain large customers contributed significantly to the Company's lower revenues over the past year. The primary reasons for these reductions were as follows:

     -    changes in the demand for voice and data services
     -    increased competition
     - competing products that incorporate certain of the functionality of our products

     We may continue to experience declines in orders from our large customers as a result of continuing consolidation in their businesses and competitive factors. We also face the risk that we could lose all of the business of one or more of these customers. Our operating revenues and financial condition could be materially and adversely affected if we lose all or a significant portion of the business of any of our large customers.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The results of operations for any quarter are not necessarily indicative of results in any future period. Our operating results have been subject to quarterly fluctuations because of a number of factors, many of which are beyond our control. These factors include:

     -   increased competition in the networking industry;
     -   the overall trend toward industry consolidation;
     - the introduction and market acceptance of new technologies and standards;
         - variations in sales channels, product costs, or mix of products sold;
         -   customer concentration;
         -   orders are large and have short delivery times;
         -   limited backlog;
         -   manufacturing lead times; and
         - changes in general economic conditions and specific economic conditions in the computer and networking industries.

     RESTRUCTURING. On October 15, 1998, we announced a corporate restructuring plan designed to reduce expenses in light of lower anticipated revenues. The restructuring included a workforce reduction of approximately 16%. A number of engineers have resigned since the restructuring. Although we do not believe that those resignations have had a significant impact on our research and development efforts, we could lose more employees in the future. Market demand for quality engineers and other personnel is very high. As a result, we could lose additional employees and have difficulty recruiting new employees. In November 1998, to help retain and motivate existing employees we canceled the existing employee stock options and issued replacement options with exercise prices equal to the then fair market value of the Company's Class A Common Stock.

     We experienced a slight improvement in orders in the second quarter of 1999 as compared to the first quarter. However, the improvement was modest and we may not be able to continue to improve our revenue levels. Nonetheless, we have decided to maintain current levels of investment in research and development and market development. Other operating expenses are relatively fixed in the short term. Consequently, we expect to remain unprofitable in the second half of 1999. There can be no assurances that we will realize the increased sales levels required to return to profitability. Indeed, there can be no assurance that we will return to profitability at all, even if we were to undertake further spending cuts.

     DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNELS. We are currently seeking to develop an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. We give some of these customers the right to return inventory and to receive credits for changes in our selling prices. We believe we maintain appropriate accruals and allowances for such exposures.

     Our initial intent was primarily to sell digital access products through this distribution channel, particularly the WANmaker product line. Sales to large voice and data network service providers will continue to be handled by our direct sales force. As part of this strategy, we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel that could cause results of operations and financial condition to be materially adversely affected. These factors include:

     -   a reduction in our ability to forecast sales;
     -   reduced average selling prices;
     -   increased credit risk;
     - management's inexperience in establishing and managing a distribution channel;
     -   potential reductions in customer satisfaction;
     -   loss of contact with end users of our products; and
     - new methods of advertising and promoting the products which will result in additional expenses.

     We market our products internationally primarily through non-exclusive distribution agreements with VARs and systems integrators. To date we have not been particularly successful in selling through the international channels. To focus on sales to Europe, the Middle East and Africa, we have created a regional sales and service team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large customers while also supporting its distributors for sales to smaller customers. We may not be able to generate increased international sales through these efforts.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. Our future operating results will be largely dependent on the market success of recently introduced products and products that may be introduced in the future. Products under development include the recently introduced WANmaker and the Orion 2000 product lines. There can be no assurance that these products will achieve widespread market acceptance. In the past, we have experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If we are unable to develop new products, or new versions of existing products, in a timely manner, it could have a materially adverse effect on our business and operating results.

     YEAR 2000. As the year 2000 approaches, the challenges associated with moving into a new millennium have become a critical business concern around the world. We recognize the importance of addressing this situation in a timely, proactive manner. In early 1998, we established a Year 2000 compliance program to ensure that our products and internal systems continue to function properly into the next century. We have verified that all of our current product offerings are Year 2000 ready. In those cases where products not currently offered were found not to be in compliance, the information was communicated to customers via written notification. In most cases, we provided an upgrade path to these customers.

     We are currently operating on a live version of our primary business system that we think is Year 2000 ready. Additionally, we have completed our assessment of all other areas of the Company's business that could be impacted. These include manufacturing plant floor equipment, system test laboratories, engineering laboratories and the building infrastructure. We found no major problems that would inhibit normal operations in the Year 2000 and beyond. Any necessary remediation efforts are complete.

     Based on assessments completed to date and compliance plans in process, we do not expect that the Year 2000 issue, including the cost of making products and critical systems compliant, will have a material effect on our business operations or cash flow. Direct costs related to all Year 2000 compliance testing and remediation are estimated to be approximately $465,000 over a two-year period, of which approximately $412,000 had been incurred as of June 30, 1999.

     We have contacted all of our critical suppliers and sought to assess their ability to continue to deliver products and services in the Year 2000. Based on the responses we received, we have no reason to expect that any interruption in business will result from any Year 2000 issues among our suppliers.

     Based on current progress and future plans, Larscom believes that the Year 2000 date change will not significantly affect Larscom's ability to deliver products and services to its customers on a timely basis. However, there can be no assurances that the Year 2000 date change will not have a materially adverse affect on our results of operations or financial condition. As a result, we are in the process of creating contingency plans to safeguard against failures of our own products, suppliers and vendors and internal information systems related to the Year 2000 issue. These contingency plans will be completed on or before September 1999.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. We depend on our suppliers to provide components and subsystems in a timely manner, to meet our production needs. We obtain certain of our essential components and license certain embedded software from single sources. We do not believe we would be able to develop alternative sources for these essential components if the supplier were not to meet our production needs. For most of the other components we believe alternative sources are available, but there is no guarantee that they will be available without incurring substantial costs, or that they will be available at all. Any inability of suppliers to meet our demand, or any prolonged interruption in supply, or a significant price increase of one or more components or software, would likely have a materially adverse effect on our business and operating results. We generally do not have any long-term contracts with such suppliers. As such, there can be no assurance that these suppliers will continue to be able and willing to meet our requirements.

     At the end of 1998, vendors of three integrated circuits ("ICs") notified us of their intent to cease production. We anticipated that we will continue to use these ICs, and therefore entered into commitments to purchase approximately $1,250,000 of these components in total. This represents between one and two years expected demand for these components. We will consider redesigning our products to replace those ICs. We have attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of our products in determining the quantities to purchase. Although we believe that we will use all of the quantities we have agreed to purchase, there can be no assurance that these estimates are correct. If our estimates are not correct and requirements for these ICs are less than anticipated, we may have to write off the cost of excess supplies. This could have a materially adverse effect on our results of operations.

     RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. This requires us to continually develop and introduce new products that meet changing market needs and customer requirements. We also must be able to market these products in a timely manner and on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If we were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, our business and operating results could be materially adversely affected.

     SOURCES OF ADDITIONAL FINANCE. We have access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson. In December 1998, this agreement was amended and extended until December 2000. There can be no assurance that funding will be available under the terms of this credit agreement if we need such funding in the future. In addition, alternative sources of financing may not be available at such time or if needed after expiration of the Axel Johnson facility in December 2000.

     MANAGEMENT OF OPERATIONS. The recent downturn in our business and related restructuring has placed a significant strain on our personnel, management and other resources. Our future success depends on our ability to recruit and retain employees following the recent restructuring and our recent financial performance shortfalls. To grow the business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. Our failure to manage any expansion effectively could have a materially adverse effect on the business and operating results.

     CONTROL BY AXEL JOHNSON. Each share of Class B common stock has four votes and each share of Class A common stock has one vote. Axel Johnson is the sole holder of the Class B common stock. Consequently, Axel Johnson has sufficient voting power to control our direction and policies, including:

     -   mergers;
     -   payment of dividends;
     -   consolidations;
     -   the sale of all or substantially all assets;
     -   the election of the Board of Directors; and
     -   to prevent or cause a change in control.

     Our authorized but unissued capital stock includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to issue and fix the terms of the preferred stock. Accordingly, we may issue preferred stock in the future that will have preference over both classes of our common stock with respect to the payment of dividends and upon liquidation, dissolution or winding up. This could adversely affect holders of the common stock or discourage any attempt to obtain control of our company. This control by Axel Johnson may have the effect of discouraging potential acquisitions preventing a situation where Class A common stock holders might otherwise receive a premium for their shares over the then current market price.

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. We have had minimal sales to international customers to date, and we have little experience in international markets. Sales to international customers were 12% of total revenues during the first half of 1999 compared to 5% in the same period of 1998. Most of the increase was in Europe. The conduct of business outside the U.S. is subject to certain risks, including:

     -   unexpected changes in regulatory requirements and tariffs;
     -   difficulties in staffing and managing foreign operations;
     -   longer payment cycles;
     -   greater difficulty in accounts receivable collection;
     -   currency fluctuations;
     -   expropriation; and
     -   potentially adverse tax consequences.

     In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could deny or preclude our marketing and sales efforts in such countries, which could have a materially adverse effect on our business and operating results.

     COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. Our products must comply with a significant number of communications regulations and standards. Some of these standards are evolving as new technologies are deployed. In the U.S., we must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. Outside the U.S. we need to meet the standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. As standards for services such as ATM evolve, we may be required to modify our existing products or develop and support new versions of our products. If we cannot comply with these standards readily, it could delay introduction of our products. This could in turn have a materially adverse effect on our business and operating results.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of our efforts to grow our business, from time to time we consider acquisition prospects that could potentially complement existing product offerings, augment market coverage, enhance technological capabilities or offer growth opportunities. We acquired NetEdge in December 1997, but this acquisition has not been a success. Any future acquisitions could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a materially adverse effect on the business and operating results. We are currently unable to use pooling of interests accounting for acquisitions because we do not meet the requirements of generally accepted accounting principles. Accordingly, such acquisitions could result in significant accounting charges for amortization of goodwill and other charges typically associated with purchase accounting (including the immediate write-off of purchased in-process research and development). Acquisitions also entail numerous operating risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. We can give no assurance as to our ability to integrate successfully any acquisition.

     LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. We seek to protect our products and technologies primarily through proprietary technology, information, processes and expertise. We also rely, to a lesser extent, on a combination of contractual restrictions, copyrights, trademark laws and patents. We have been issued one U.S. patent to date. Much of our proprietary information and technology is not patented and may not be patentable. There can be no assurance that we will be able to protect our technology successfully, or that competitors will not be able to develop similar technology independently. We enter into confidentiality and invention assignment agreements with all of our employees, and enter into non-disclosure agreements with our suppliers, distributors and appropriate customers to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. We do not invest in derivative financial instruments. Our investment portfolio is generally comprised of federal government securities that mature within one year. We place investments in instruments that meet high credit standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

     FOREIGN CURRENCY EXCHANGE RATE RISK. We incur certain sales, service, and marketing expenses in foreign currencies. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. However, our foreign activities have been limited to date. Accordingly, we do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results of operations.

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

                        Not Applicable.

Item 3:           Defaults upon Senior Securities:

                        Not Applicable.

Item 4:           Submission of Matters to a Vote of Security Holders:

                             The annual meeting of stockholders was held
                        on May 20, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement:

                        1. To elect six (6) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.


                                          Class A Common Shares
                               ---------------------------------------------
                                       For                   Withheld
                               --------------------     --------------------
Paul E. Graf                        6,955,593                 90,204
Donald E. Green                     6,967,840                 77,957
Donald G. Heitt                     6,947,590                 98,207
Lawrence D. Milligan                6,968,840                 76,957
Harvey L. Poppel                    6,955,140                 90,657
Joseph F. Smorada                   6,955,460                 90,157


                                          Class B Common Shares
                               ---------------------------------------------
                                       For                   Withheld
                               --------------------     --------------------
Paul E. Graf                       10,000,000                      -
Donald E. Green                    10,000,000                      -
Donald G. Heitt                    10,000,000                      -
Lawrence D. Milligan               10,000,000                      -
Harvey L. Poppel                   10,000,000                      -
Joseph F. Smorada                  10,000,000                      -


                        2. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1999.


                                    For              Against           Abstain
                               --------------     --------------    --------------
Class A Common Stock             6,967,935             63,839            14,023
Class B Common Stock            10,000,000                  -                 -


Item 5:           Other Information:

                           Not Applicable.

Item 6:           Exhibits and Reports on Form 8-K:

                  A:       Exhibits:

                           27 Financial Data Schedule

                  B:       Reports on Form 8-K:

                           On June 24, 1999, Larscom filed a report on Form 8-K. Under Item 5, "Other Events", the Company reported that it had issued a press release on June 24, 1999, which was attached as an exhibit thereto. In the press release we announced that Lawrence D. Milligan had been appointed Chairman of the Board of Directors following the resignation of Paul E. Graf.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LARSCOM INCORPORATED




DATE  August 13, 1999                    BY /s/ Bruce D. Horn
     -----------------                    -------------------------------------
                                               Bruce D. Horn
                                               Vice President, Finance and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)