Form 10-Q
period 1999-09-30
LARSCOM INC
filed 1999-11-15
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

The number of the registrant's shares outstanding as of October 31, 1999, was 8,366,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS

     Part I:   Financial Information                                                           3

     Item 1:   Financial Statements (Unaudited)                                                3
               Condensed Consolidated Balance Sheets                                           3
               Condensed Consolidated Statements of Operations                                 4
               Condensed Consolidated Statements of Cash Flows                                 5
               Notes To Condensed Consolidated Financial Statements                            6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                             8

     Item 3:   Quantitative and Qualitative Disclosures about
               Market Risk                                                                    17


     Part II:  Other Information                                                              18

     Item 1:   Legal Proceedings                                                              18

     Item 2:   Changes in Securities                                                          18

     Item 3:   Defaults upon Senior Securities                                                18

     Item 4:   Submission of Matters to a Vote of Security Holders                            18

     Item 5:   Other Information                                                              18

     Item 6:   Exhibits and Reports on Form 8-K                                               18

               A: Exhibits                                                                    18
               B: Form 8-K                                                                    18
               Signatures                                                                     19

PART I:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                               LARSCOM INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands) (Unaudited)

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                             1999                1998
                                           ASSETS
Current assets:
         Cash and cash equivalents                                        $  6,699            $ 10,265
         Short-term investments                                             20,203              13,902
         Accounts receivable, net                                            7,263               7,539
         Inventories                                                         5,643               8,613
         Deferred income taxes                                               4,392               4,607
         Income taxes receivable                                             3,880               2,508
         Prepaid expenses and other current assets                           1,339               1,542
                                                                          --------            --------
                  Total current assets                                      49,419              48,976
Property and equipment, net                                                  5,090               6,920
Intangible and other non-current assets, net                                   542                 721
Deferred income taxes                                                       11,514              11,486
                                                                          --------            --------
                  Total assets                                            $ 66,565            $ 68,103
                                                                          --------            --------
                                                                          --------            --------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                $     92            $    194
         Accounts payable                                                    3,280               3,705
         Accrued expenses and other current liabilities                      8,395               7,937
                                                                          --------            --------
                  Total current liabilities                                 11,767              11,836

Other non-current liabilities                                                  497                 416
                                                                          --------            --------

Stockholders' equity:
         Class A Common Stock                                                   84                  83
         Class B Common Stock                                                  100                 100
         Additional paid-in capital                                         81,838              81,637
         Accumulated other comprehensive income                                 (1)                  2
         Accumulated deficit                                               (27,720)            (25,971)
                                                                          --------            --------
                  Total stockholders' equity                                54,301              55,851
                                                                          --------            --------
                  Total liabilities and stockholders' equity              $ 66,565            $ 68,103
                                                                          --------            --------
                                                                          --------            --------

      See accompanying Notes to Condensed Consolidated Financial Statements

                             LARSCOM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data) (Unaudited)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -----------------------       -----------------------
                                                                       1999            1998           1999           1998
                                                                     --------       --------       --------       --------
Revenues                                                             $ 13,265       $ 18,212       $ 38,709       $ 59,181
Cost of revenues                                                        6,275         12,903         19,910         33,263
                                                                     --------       --------       --------       --------
         Gross profit                                                   6,990          5,309         18,799         25,918
                                                                     --------       --------       --------       --------
Operating expenses:
         Research and development                                       1,701          2,828          6,157          9,131
         Selling, general and administrative                            5,443          6,423         16,183         20,184
                                                                     --------       --------       --------       --------
                  Total operating expenses                              7,144          9,251         22,340         29,315
                                                                     --------       --------       --------       --------

Loss from operations                                                     (154)        (3,942)        (3,541)        (3,397)
Interest expense charged by Axel Johnson Inc.                             (18)           (19)           (56)           (57)
Interest and other income                                                 313            222            870          1,913
                                                                     --------       --------       --------       --------
Income (loss) before income taxes                                         141         (3,739)        (2,727)        (1,541)
Income tax provision (benefit)                                            169         (1,452)          (978)          (617)
                                                                     --------       --------       --------       --------
Net loss                                                             $    (28)      $ (2,287)      $ (1,749)      $   (924)
                                                                     --------       --------       --------       --------
                                                                     --------       --------       --------       --------
Basic and diluted loss per share                                     $   0.00       $  (0.13)      $  (0.10)      $  (0.05)
                                                                     --------       --------       --------       --------
                                                                     --------       --------       --------       --------
Basic and diluted weighted average shares                              18,348         18,240         18,320         18,200
                                                                     --------       --------       --------       --------
                                                                     --------       --------       --------       --------

      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                              1999                1998
                                                           ---------           -----------
Cash flows from operating activities:
   Net loss                                                $ (1,749)           $   (924)
   Depreciation and amortization                              2,513               4,587
   Gain from sale of building                                  --                (1,329)
   Deferred income taxes                                        187                (587)
   Net decrease in working capital                            3,055                  97
                                                           --------            --------
Net cash provided by operating activities                     4,006               1,844
                                                           --------            --------

Cash flows from investing activities:
   Purchases of property and equipment                         (604)             (1,347)
   Proceeds from sale of building                              --                 1,700
   Purchases of short-term investments                      (28,918)            (96,478)
   Sales of short-term investments                           20,318              47,788
   Maturities of short-term investments                       2,300              46,731
                                                           --------            --------
Net cash used by investing activities                        (6,904)             (1,606)
                                                           --------            --------

Cash flows from financing activities:
   Repayments to Axel Johnson Inc.                             (706)             (5,692)
   Payment of capital lease obligations                        (161)               (382)
   Proceeds from issuances of Class A Common Stock              202                 710
                                                           --------            --------
Net cash used by financing activities                          (665)             (5,364)
                                                           --------            --------
Effect of exchange rates on cash                                 (3)                  7
                                                           --------            --------
Decrease in cash and cash equivalents                        (3,566)             (5,119)
Cash and cash equivalents at beginning of period             10,265               8,254
                                                           --------            --------
Cash and cash equivalents at end of period                 $  6,699            $  3,135
                                                           --------            --------
                                                           --------            --------

Supplemental disclosure of cash flow information
Interest paid                                              $     56            $     57
                                                           --------            --------
Income taxes paid                                          $    148            $  3,949
                                                           --------            --------

      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1998. The results of operations for the first nine months of 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1999          1998
                                                                           -------------   ------------
Raw materials                                                                  $1,451         $3,021
Work-in-process                                                                 1,525          1,053
Finished goods                                                                  2,667          4,539
                                                                           -------------   ------------
                                                                               $5,643         $8,613
                                                                           -------------   ------------
                                                                           -------------   ------------

NOTE 3--RESTRUCTURING:

     In October 1998, Larscom announced a corporate restructuring to align its expenses with anticipated revenues and to tighten its focus on opportunities that offer the best long-term growth potential. The restructuring included a workforce reduction of approximately 16%. All material liabilities established as a result of the restructuring have been paid as of September 30, 1999.

NOTE 4--LOSS PER SHARE:

     Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares outstanding and the dilutive effect of options to purchase common shares. The effect of options to purchase common shares is excluded from the computation if their effect is antidilutive.

     The following table shows how basic and diluted loss per share are computed (in thousands, except per share data):

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                          ----------------------        ----------------------
                                            1999           1998           1999           1998
                                          -------        -------        -------        -------
Net loss                                  $   (28)       $(2,287)       $(1,749)       $  (924)
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------
Weighted average Class A and B
         Common Stock outstanding          18,348         18,240         18,320         18,200
Dilutive effect of options                     --             --             --             --
                                          -------        -------        -------        -------
Diluted average shares                     18,348         18,240         18,320         18,200
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------
Basic and diluted loss per share          $  0.00        $ (0.13)       $ (0.10)       $ (0.05)
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------

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

NOTE 6--COMMITMENTS AND CONTINGENCIES:

     In April 1998, the General Services Administration ("GSA") notified the Company that they had completed their audit of two product supply contracts that were subject to GSA regulations. The Company had previously established a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs, and penalties under these contracts. Because of the notification by GSA, the Company released the reserve of $532,000 in the second quarter of 1998. This resulted in a reduction in selling, general, and administrative expenses for the year. The Company believes that no additional liabilities will result from this matter.

     The Company typically indemnifies its customers for any expenses or liabilities resulting from claims by third parties that our products infringe the patents, trademarks or copyrights of third parties.

NOTE 8--ACQUISITION:

     The Company acquired NetEdge Systems Inc. ("NetEdge") on December 31, 1997. The Company paid total consideration of $25,793,000 in cash, incurred acquisition costs of $1,182,000 and assumed liabilities of $9,782,000.

     Of the cash consideration, $6,300,000 was placed into escrow pending resolution of certain matters. These matters included potential purchase price adjustments and potential claims for breach of representations and warranties. In September 1998, $600,000 of the escrow amount was paid to the Company as a result of certain claims made, and $400,000 was released to the shareholders of NetEdge. In January 1999 an additional $647,000 was released to the shareholders of NetEdge. There remained $4,653,000 in escrow on September 30, 1999.

NOTE 9--SALE OF BUILDING:

     In March 1998, the Company recorded a one-time gain of $1,329,000, before tax, as a result of the sale of the Company's former headquarters by a partnership in which the Company held a one-third interest.

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

RESULTS OF OPERATIONS

     During the third quarter of 1999, we changed the way that we look at product sales. Previously we split our products into two main categories based upon the bandwidth of the products supplied.

          -    Network systems (broadband)

          -    Digital access (narrow band)

     Now we view our products based on the function they perform. The following describes the function for each of the five product groups.

Multiplexers:               Products that enable several data streams to be sent
                            over a single physical line and be converted back to
                            the individual data streams at the receiving end.

Inverse Multiplexers:       Products that enable a single data stream to be sent
                            over several physical lines and be converted back to
                            the single data stream at the receiving end.

ATM Access:                 Products that interface with traffic of multiple
                            types from the user data communications equipment
                            and interface that traffic via ATM to the Network
                            Service Provider network.

CSU/DSU: Products that interface user data communications equipment to a carrier T1 service. They perform framing, certain line-conditioning and equalization functions.

Service:                    Repair, maintenance and training.

     We sell our products primarily through a direct sales force and, to a lesser extent, through a variety of resellers. Our resellers include original equipment manufacturers, value-added resellers, system integrators and distributors. We make a high proportion of our sales to a limited number of voice and data network service providers. We are seeking to develop alternative distribution channels, particularly for our CSU/DSU products.

     REVENUES. Our revenues were $13,265,000 for the three months ended September 30, 1999. This was a 27% decrease from revenues of $18,212,000 during the comparable period in 1998. Our revenues were $38,709,000 for the nine months ended September 30, 1999, a 35% decrease from revenues of

$59,181,000 during the comparable period in 1998. The primary reason for the declines in revenues was a reduction in orders from our large customers for Multiplexer and ATM Access products. We believe these lower levels of revenue are due primarily to changes in the demand for voice and data services which use our equipment as well as increased competition.

     MCI WorldCom, which accounted for 26% of revenue in the first nine months of 1999, accounted for 33% of revenue in the first nine months of 1998. The reduced orders from MCI Worldcom primarily affected sales of the Multiplexer and ATM Access products. AT&T (including IBM Global Network, which was acquired by AT&T in May 1999) accounted for 16% and 12% of revenues in the first nine months of 1999 and 1998, respectively. Reduced orders from AT&T primarily affected sales of Multiplexer products. A third customer accounted for 1% of revenue in the first nine months of 1999 sales and 8% in the first nine months of 1998. This customer's reduced orders in 1999 primarily affected sales of the Multiplexer and Inverse Multiplexer products.

     Shipments to international locations represented 13% of total revenues during the first three quarters of 1999 as compared to 6% in the same period of 1998. This increase was primarily due to higher sales of the Multiplexer and Inverse Multiplexer products in Europe.

     GROSS PROFIT. As a percentage of revenues, gross margin for the three months and nine months ended September 30, 1999 increased to 53% and 49%, respectively, as compared to 29% and 44% for each of the comparable respective periods of 1998. The increases in gross margin from 1998 primarily resulted from lower inventory reserves, given the 1998 reserves were unusually high, and amortization expenses offset by higher per-unit manufacturing costs resulting from lower production volumes.

     RESEARCH AND DEVELOPMENT. Research and development expenses declined by 40% to $1,701,000 in the three months ended September 30, 1999, from $2,828,000 in the three months ended September 30, 1998. Research and development expenses declined by 33% to $6,157,000 in the nine months ended September 30, 1999, from $9,131,000 in the nine months ended September 30, 1998. The declines were primarily due to lower headcount and better control of other expenses following our late 1998 restructuring. We believe that a continued commitment to research and development, particularly related to emerging technologies, will be required to respond to customer demand and to remain competitive.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 15% to $5,443,000 during the three months ended September 30, 1999, as compared to $6,423,000 in the comparable 1998 period. Selling, general and administrative expenses decreased 20% to $16,183,000 during the nine months ended September 30, 1999, as compared to $20,184,000 in the comparable 1998 period. The decrease was due primarily to lower headcount and better control of other expenses following our late 1998 restructuring as we sought to reduce overall expense levels.

     Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury, human resources and administrative services as follows (in thousands):

                                    1999    1998
                                    ----    ----
Three months ended September 30,    $110    $106
Nine months ended September 30,     $329    $319

     INTEREST EXPENSE CHARGED BY AXEL JOHNSON. Interest expense includes credit line fees paid to Axel Johnson under the Credit Agreement. See Liquidity and Capital Resources for more details.

     INTEREST AND OTHER INCOME. Interest income was $313,000 for the three months ended September 30, 1999, as compared to $222,000 for the same period in 1998. Interest income was $870,000 for the nine months ended September 30, 1999, as compared to $584,000 for the same period in 1998. We invested primarily in taxable securities during the nine months ended September 30, 1999. This provided higher interest income than during the same period in 1998. During 1998, we were investing primarily in federal-income-tax-exempt securities. In March 1998, we also recorded a gain of $1,329,000 from the sale of our former headquarters by a partnership in which we held a one-third interest.

     PROVISION FOR INCOME TAXES. The effective tax benefit rate of 36% for the nine months ended September 30, 1999, differs from the federal statutory rate primarily because of state income taxes.

     At September 30, 1999, we had deferred tax assets of $15,906,000. This asset primarily relates to expected future tax benefits from the amortization of intangible assets. The amortization of the intangible assets is deductible for tax purposes in equal amounts over the next 13 years. The remaining deferred tax asset relates to inventory reserves and accrued expenses. We have not taken a valuation allowance against the deferred tax assets because we believe it is more likely than not that they are realizable. However, realization of these assets is primarily dependent on our ability to generate taxable income in the future. If we were to reduce significantly our estimate of future taxable income, we would probably have to record an allowance against our deferred tax asset. Such a change could have a materially adverse effect on our results of operations and financial condition.

     The determination of our ability to use the deferred tax assets is based on a number of factors, including:

          -    Our earnings history

          - A significant portion of the deferred tax assets is deductible over 13 years

          -    Tax losses can be carried forward for 20 years

          -    A portion of the losses can be carried back to prior years

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities provided cash of $4,025,000 during the nine months ended September 30, 1999. This compares with cash provided by operating activities of $1,844,000 in the corresponding period in 1998. The cash provided by operations during the 1999 period was generated primarily by net income before depreciation and amortization, a decrease in inventory and an increase in accrued expenses.

     Historically, we have met our operating and capital cash requirements primarily from cash flow from operations and advances from Axel Johnson. For the nine months ended September 30, 1999, approximately $6,300,000 of cash was used to purchase short-term investments. We spent approximately $604,000 on capital equipment in the nine months ended September 30, 1999.

     We have a $15 million revolving line of credit with Axel Johnson. This line of credit expires in December 2000. The credit agreement contains various representations, covenants, and events of default typical for financing a business of a similar size and nature. If we default under the agreement, any borrowings under the line of credit become payable in full. We have not used this line of credit to date. We have also entered into an administrative service agreement and a tax-sharing agreement with Axel Johnson for the purposes of defining our on-going relationship.

     As of September 30, 1999, we had cash and cash equivalents of $6,699,000, short-term investments of $20,203,000 and other net working capital of $10,750,000. We believe that these assets, together with the line of credit and funds generated from operations, will provide adequate liquidity to meet our operating and capital requirements for at least the next 12 months. Nonetheless, future events could require us to seek additional capital at an earlier date. These events might include significant future losses or acquisitions for cash. If we do need additional capital in the future, we may not be able to obtain adequate capital on terms acceptable to us, or at all.

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

     CUSTOMER CONCENTRATION. Our revenues largely come from a small number of customers. During 1998, 1997 and 1996, two customers, MCI WorldCom and AT&T (including IBM Global Network which was purchased by AT&T in May 1999) accounted for 44%, 55% and 53% of revenues, respectively. Therefore, our results are highly dependent on continued orders from these two customers. We believe that our relationships with these and other large customers will be critical to our future success.

     None of our customers is contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from quarter to quarter and year to year. For example, in one quarter of 1998 sales to one of our largest customers varied by $4.4 million from sales in the previous quarter. Reductions in orders from certain large customers contributed significantly to the Company's lower revenues during the past year. The primary reasons for these reductions were as follows:

     -    Changes in the demand for voice and data services

     -    Increased competition

     -    Competing products that incorporate certain functions of our products

     We may continue to experience declines in orders from our large customers because of continuing consolidation in their businesses and other competitive factors. We also face the risk that we could lose all of the business of one or more of these customers. Our operating revenues and financial condition could be materially and adversely affected if we lose all or a significant portion of the business of any of our large customers.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The results of operations for any quarter are not necessarily indicative of results in any future period. Our operating results have been and may continue to be subject to quarterly fluctuations because of many factors that are beyond our control. These factors include:

     -    Increased competition in the networking industry

     -    The overall trend toward industry consolidation

     - The introduction and market acceptance of new technologies and standards

     -    Variations in sales channels, product costs, or mix of products sold

     -    Customer concentration

     -    Large orders with short delivery times

     -    Limited backlog

     -    Manufacturing lead times

     -    Changes in general economic conditions

     -    Specific economic conditions in the computer and networking industries

     We experienced a slight improvement in orders in the third quarter of 1999 as compared to the first two quarters. However, the improvement was modest and we may not be able to continue to improve our revenue levels. Nonetheless, we have decided to maintain and perhaps increase current levels of investment in research and development and marketing. Other operating expenses are relatively fixed in the short term. There can be no assurances that we will realize the increased sales levels required to return to profitability. Indeed, there can be no assurance that we would return to profitability at all, even if we enacted further spending cuts.

     DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNELS. We are currently seeking to develop an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. We give some of these customers the right to return inventory and to receive credits for changes in our selling prices. We believe we maintain appropriate accruals and allowances for such exposures. Sales through this channel have not been significant.

     Our initial intent was primarily to sell digital access products through this distribution channel, particularly the WANmaker product line. We continue to handle sales to large voice and data network service providers with our direct sales force. As part of this strategy, we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel that could cause results of operations and financial condition to be materially adversely affected. These factors include:

     -    A reduction in our ability to forecast sales

     -    Reduced average selling prices

     -    Increased credit risk

     - Management's inexperience in establishing and managing a distribution channel

     -    Potential reductions in customer satisfaction

     -    Loss of contact with end users of our products

     - Additional expenses from new methods of advertising and promoting the products

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. Our future operating results will be largely dependent on the market success of recently introduced products and products that may be introduced in the future. This is particularly true in light of the increasing incorporation of our product functionality into related products offered by competitive network equipment providers. Products recently introduced include the WANmaker and the Orion 2000 product lines. There can be no assurance that these products will achieve widespread market acceptance. In the past, we have experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If we are unable to develop new products, or new versions of existing products, in a timely manner, it could have a materially adverse effect on our business and operating results.

     YEAR 2000. As the year 2000 approaches, the challenges associated with moving into a new millennium have become a critical business concern around the world. We recognize the importance of addressing this situation in a timely, proactive manner. In early 1998, we established a Year 2000 compliance program to ensure that our products and internal systems continue to function properly in the next century. We have verified that all of our current product offerings are Year 2000 ready. In cases where products not currently offered were found non-compliant, we told the customers in writing. In most cases, we provided an upgrade path for these customers.

     We are currently operating on a live version of our primary business system that we believe is Year 2000 ready. Additionally, we have completed our assessment of all other areas of the Company's business that could be impacted. These include manufacturing plant floor equipment, system test laboratories, engineering laboratories and the building infrastructure. We found no major problems that would inhibit normal operations in the Year 2000 and beyond. Any necessary remediation efforts are complete.

     Based on assessments completed to date and compliance plans in process, we do not expect that the Year 2000 issue, including the cost of making products and critical systems compliant, will have a material effect on our business operations or cash flow. Direct costs that related to all Year 2000 compliance testing and remediation are estimated to be approximately $465,000 over a two-year period. Approximately $430,000 has been incurred as of September 30, 1999.

     We have contacted all critical suppliers and sought to assess their ability to continue to deliver products and services in the Year 2000. Based on the responses we received, we have no reason to expect that any interruption in business will result from any Year 2000 issues among our suppliers.

     Based on current progress and future plans, Larscom believes that the Year 2000 date change will not significantly affect Larscom's ability to deliver products and services to its customers on a timely basis. However, there can be no assurances that the Year 2000 date change will not have a materially adverse affect on our results of operations or financial condition. As a result, we have created contingency plans to safeguard against failures of our own products, suppliers and vendors and internal information systems related to the Year 2000 issue. These contingency plans should be approved in November 1999.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. To meet our production needs we depend on our suppliers to provide components and subsystems in a timely manner. We obtain certain of our essential components and license certain embedded software from single sources. We do not believe we would be able to develop alternative sources for these essential components if the supplier were not to meet our production needs. For most other components, we believe alternative sources are available. However, there is no guarantee they will be available without incurring substantial costs, or that they will be available at all. Any inability of suppliers to meet our demand, or any prolonged interruption in supply, or a significant price increase of one or more components or software, would likely have a materially adverse effect on our business and operating results. We generally do not have any long-term contracts with such suppliers. There can be no assurance that these suppliers will continue to be able and willing to meet our requirements.

     At the end of 1998, vendors of three integrated circuits ("ICs") notified us of their intent to cease production. Since we anticipated the continued use of these ICs, we committed to purchase approximately $1,250,000 of these components. This represents between one and two years expected demand for these components. We currently have a minimum of one year's supply of these components. We will consider redesigning our products to replace those ICs or design new products to replace the current product that uses the discontinued ICs. We have attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of our products in determining the quantities to purchase. Although we believe that we will use all of the quantities we have agreed to purchase, there can be no assurance that these estimates are correct. If our estimates are not correct and requirements for these ICs are less than anticipated, we may have to write off the cost of excess supplies. This could have a materially adverse effect on our results of operations. Conversely, if our estimates are not correct and the requirements for these IC's are greater than anticipated and further supplies are unavailable or we have not redesigned our products to replace these IC's, we could see our revenues negatively impacted. This would have a materially adverse effect on our results of operations.

     RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. This requires us to continually develop and introduce new products that meet changing market needs and customer requirements. We also must market these products in a timely manner and on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or gain market acceptance. If we were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, our business and operating results could be materially adversely affected.

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

     CONTROL BY AXEL JOHNSON. Each share of Class B common stock has four votes and each share of Class A common stock has one vote. Axel Johnson is the sole holder of the Class B common stock. Consequently, Axel Johnson has sufficient voting power to control our direction and policies, including:

     -    Mergers

     -    Payment of dividends

     -    Consolidations

     -    The sale of all or substantially all assets

     -    The election of the Board of Directors

     -    To prevent or cause a change in control

     Our authorized, but unissued capital stock, includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to issue and fix the terms of the preferred stock. Accordingly, we may issue preferred stock in the future that will have preference over both classes of our common stock with respect to the payment of dividends and upon liquidation, dissolution or winding up of the business. This could adversely affect holders of the common stock or discourage any attempt to obtain control of our company. This control by Axel Johnson may discourage potential acquisitions and prevent a situation where Class A common stock holders might otherwise receive a premium for their shares over the then current market price.

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. We market our products internationally primarily through non-exclusive distribution agreements with VARs and systems integrators. To focus on sales to Europe, the Middle East and Africa, we have created a regional sales and service team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large customers while supporting its distributors for sales to smaller customers. We may not be able to generate increased international sales through these efforts. We have had minimal sales to international customers to date, and we have little experience in international markets. Sales to international customers were 13% of total revenues during the first three quarters of 1999 compared to 6% in the same period of 1998. Most of the increase was in Europe. The conduct of business outside the U.S. is subject to certain risks, including:

     -    Unexpected changes in regulatory requirements and tariffs

     -    Difficulties in staffing and managing foreign operations

     -    Longer payment cycles

     -    Greater difficulty in accounts receivable collection

     -    Currency fluctuations

     -    Expropriation

     -    Potentially adverse tax consequences

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

     COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. Our products must comply with a significant number of communications regulations and standards. Some of these standards are evolving as new technologies are deployed. In the U.S., we must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. Outside the U.S. we need to meet the standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. As standards for services such as ATM evolve, we may be required to modify our existing products or develop and support new versions of our products. If we cannot comply with these standards readily, it could delay introduction of our products. This could have a materially adverse effect on our business and operating results.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of our efforts to grow our business, from time to time we consider acquisition prospects that could potentially complement existing product offerings, augment market coverage, enhance technological capabilities or offer growth opportunities. We acquired NetEdge in December 1997, but this acquisition has not been a success. Any future acquisitions could result in potentially dilutive issuances of equity securities and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a materially adverse effect on the business and operating results. We are currently unable to use pooling of interests accounting because we do meet the requirements of generally accepted accounting principles. Accordingly, such acquisitions could result in significant accounting charges for amortization of goodwill and other charges typically associated with purchase accounting (including the immediate write-off of purchased in-process research and development). Acquisitions also entail numerous operating risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. We can give no assurance as to our ability to integrate successfully any acquisition.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. We do not invest in derivative financial instruments. Our investment portfolio is generally comprised of securities that mature within one year. We place investments in instruments that meet high credit standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss in our investment portfolio.

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

                           Not Applicable.

Item 5:           Other Information:

                           Not Applicable.

Item 6:           Exhibits and Reports on Form 8-K:

                  A:       Exhibits:

                           27, Financial Data Schedule

                  B:       Reports on Form 8-K:

                           Larscom did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LARSCOM INCORPORATED

DATE     November 12, 1999          BY   /s/ Robert Coackley
         ----------------------          ------------------------------
                                    Robert Coackley
                                    Chief Executive Officer and President