Form 10-K405
period 1999-12-31
LARSCOM INC
filed 2000-03-30
CIK 1024047

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2000, was approximately $76,423,000.

    The number of the registrant's shares outstanding as of February 28, 2000, was 8,491,415 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the to-be filed Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I..............................................................................      3

ITEM 1.                 BUSINESS....................................................      3

ITEM 2.                 PROPERTIES..................................................     14

ITEM 3.                 LEGAL PROCEEDINGS...........................................     14

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     14

PART II.............................................................................     15

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          SHAREHOLDER MATTERS.......................................     15

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA........................     16

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................     17

ITEM 7A                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................     26

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     27

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................     48

PART III............................................................................     49

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     49

ITEM 11.                EXECUTIVE COMPENSATION......................................     49

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................     49

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     49

PART IV.............................................................................     50

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                          FORM 8-K..................................................     50

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

OVERVIEW

    Larscom Incorporated ("the Company") manufactures and markets high speed internetworking products for network service providers ("NSPs"), Internet Service Providers ("ISPs") and corporate users. Product offerings range from full and fractional T1/E1, inverse multiplexed T1/E1 and T3 to frame relay, asynchronous transfer mode ("ATM"), inverse multiplexing for ATM ("IMA") and transparent local area network ("LAN") services.

    Prior to the Company's initial public offering in December 1996, the Company was a wholly owned subsidiary of Axel Johnson Inc. ("Axel Johnson"). Upon consummation of that offering Axel Johnson owned 55% of the Class A and B Common Stock of the Company and controlled 83% of the voting interest. These ownership and control percentages remain approximately the same.

INDUSTRY OVERVIEW

    Many enterprises now use the Internet not only as a means of obtaining information, but also as a "virtual private network." Traditional local area networks, which connect computing resources within an enterprise, are now routinely interconnected across wide geographic areas via wide area networks ("WANs"). As networks extend and reach around the world, demand for more WAN capacity and higher speed WAN access has grown dramatically. More recently, this demand has been further fueled by more bandwidth intensive applications (video, imaging, etc.) and increasingly creative ways of combining multiple types of information (voice, data, etc.) into a single high-speed connection.

    The increased demand for greater WAN speed and capacity has been accompanied by increased complexity in available network services. In addition to dedicated 56/64 Kbps and T1/E1 services, private and public frame relay, digital subscriber loop ("DSL") and ATM services are available. This large variety of services has also been coupled with an escalation in the variety and complexity of LAN technology (10 Mbps, 100 Mbps, switched and Gigabit Ethernet and Fiber Distributed Data Interface ("FDDI"). ATM, a highly scalable, cell-based technology defined specifically to carry data, voice and video simultaneously, has begun to migrate outward from its traditional position as a service provider's core network backbone. NSPs and ISPs have begun offering a variety of services such as Internet access and transparent LAN service at a variety of network speeds, ranging from 1.5 Mbps to 155Mbps including the standardized NxT1 IMA specification.

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

    NSPs, ISPs and corporate users require equipment that can help them respond to their business conditions. In addition, these customers increasingly are seeking solutions that operate on a global basis with networks that cross international boundaries. NSPs, ISPs and corporate users require the ability to add more services and high-speed applications in a rapid and affordable manner. Accordingly, NSPs, ISPs and corporate users require telecommunications equipment that supports a broad range of services and operates reliably, flexibly and consistently in all the required countries. The complexity and variety of services and products have prompted NSPs, ISPs and corporate users alike to consolidate their purchasing activity by using fewer vendors who offer reliable and affordable equipment throughout the world.

THE LARSCOM SOLUTION

    The Company's products provide access to both ATM and time division multiplexing ("TDM") networks across a variety of international standards at speeds ranging from 56 Kbps to 155 Mbps. The Company's products have modular architectures that simplify the provisioning of new services by NSPs and ISPs and lower the cost of obtaining additional bandwidth for corporate users.

    PROVIDING MULTI-SERVICES/MULTI-CUSTOMER SOLUTIONS. ATM is becoming the access technology of choice for many NSPs enabling them to offer multiple services--cell, frame, circuit, Internet, intranet, extranet, transparent LAN or virtual private networks. ATM's greatest benefit is its ability to transport a variety of media types seamlessly across the network. Our EDGE family of ATM edge access products provides multi-service solutions to NSPs and ISPs, and addresses the need to service multiple clients through a common, secure platform.

    BRIDGING THE BANDWIDTH GAP. Through our Mega-T, Mega-E and Orion 4000 products, the Company has pioneered the use of T1 and E1 inverse multiplexing, which enables users to achieve higher bandwidth capacity than offered by a single T1/E1 line, thereby bridging the bandwidth gap between T1/E1 and T3/E3. Fractional T3/E3 service, provided in this manner, allows NSPs to leverage the existing T1/E1 based infrastructure and provides corporate users ready access to affordable and ubiquitous high speed bandwidth. The Company's Orion 2000 and new EDGE IMA module extends its inverse multiplexing experience to the standard-based ATM environment.

    SCALABILITY AND MODULARITY. The Company incorporates flexibility and modularity into its products as network complexity and bandwidth increase, as industry standards evolve and as NSPs, ISPs and corporate users seek to meet multiple needs. The Company provides upgradeable software and plug-in modules that allow services to be added rapidly and cost effectively as demand changes and industry standards evolve.

    RELIABILITY AND QUALITY. The Company believes it has earned a strong reputation for the quality of its products, as well as for responsive service. Its products are manufactured to meet high standards of reliability and quality, including intensive system level testing in development and manufacturing. The Company has responded to its customers' needs by providing telecommunications equipment that operates reliably and consistently across the globe. The Orion 4000, Orion 2000, WANmaker, Mega-E and EDGE product families are designed, tested and certified for use in major international markets. The WANmaker product, in particular, is designed for easy installation and use.

    CUSTOMER SERVICE AND SUPPORT. The Company offers rapid response service and support through various stages of the customer relationship. Its service and support function begins by working closely with customers at the product definition and design stage. To meet its customers' unpredictable purchasing patterns, the Company's sales and operations departments are organized to respond quickly to short lead-time orders. Finally, the Company provides post-sale service and support of its products through technical consulting, installation assistance and maintenance.

PRODUCTS

    During the third quarter of 1999, the Company changed the way that it looked at its products. Previously the Company split its products into two main categories based upon the bandwidth of the products supplied:

    - Network systems (broadband)

    - Digital access (narrow band)

    Now the Company views its products based on the application they support. The following describes the applications for each of the five product groups:

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

ATM ACCESS:            Products that, via ATM, interface traffic of multiple types between the user data communications equipment and to the
                       service provider.

CSU/DSU: Products that interface user data communications equipment and a carrier service. They perform framing, certain line-conditioning and equalization functions.

SERVICE:               Repair, maintenance, installation and training.

    Specific products that fall under each product grouping are discussed below:

MULTIPLEXERS:

    ORION 4000. The Orion 4000, introduced in 1994, is a highly versatile broadband access multiplexer with network connections that range from T1 or E1 to T3. The Orion 4000 is designed to enable functionality to be added in a modular and cost effective fashion. It is available in both 5-slot and 12-slot shelf configurations, both of which have met the requirements of CE (European Union Certification) for international markets. The Orion 4000 is distinctive in the role that it can play in providing an economical migration path from low to high bandwidth, thereby ensuring legacy equipment investment protection.

    The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules, introduced in 1994 and 1995 respectively, provide transparent channels for applications such as LAN interconnection or video transmission. The T3mux and T1mux modules, introduced in 1995, provide greater flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit, to act as a DS3 crossconnect, to combine T1 traffic from a digital private branch exchange ("PBX") or a T1 multiplexer with inverse multiplexed data. The T3Clear module for the Orion 4000 was introduced in early 1997 and a second double density version of T3Clear was introduced in 1998. T3Clear application modules provide clear channel 45 Mbps transmission and are fully interoperable with the Access-T45, Larscom's standalone T3 DSU.

    ACCESS-T45. The Access-T45, introduced in 1992, is a single or dual port, 45 Mbps multiplexer that provides a clear channel T3 network interface. It is used for very high speed LAN internetworking, for Internet access and backbones and for channel extension. The Access-T45 allocates bandwidth in increments of 3 Mbps, a functionality that has been used by some ISPs to control bandwidth assignment for their customers. In 1999, the asymmetrical Access-T45 was introduced to allow customers to subscribe to varying amounts of bandwidth for transmit and receive applications where symmetry of bandwidth is not required.

    ACCESS-T AND SPLIT-T PRODUCTS. The Access-T family, introduced in 1991, is a series of T1/FT1 CSU/DSUs. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/FT1 circuit. The Split-T, introduced in 1990, is a stand-alone T1/FT1 CSU/DSU. It has a front panel that incorporates a LCD user interface for local configuration and is primarily used for LAN interconnection and digital PBX traffic. In 1996, the Access-T 100S, a low-cost, smaller version of a single port Access-T, was introduced, allowing the Company to respond to downward price pressure in the digital access market.

    ORION 200. The Orion 200 family, introduced in 1994, is an advanced T1 and E1 access multiplexer that can accommodate from two to eight data ports and two network ports. Its primary application is LAN interconnection, often coupled with digital PBX traffic, as well as videoconferencing. The Orion 200 family can operate in both T1 and E1 networks, and can also perform conversion between T1 and E1 standards.

    ACCESS-T 1500. The Access-T 1500, introduced in 1992, is a shelf-based version of the Access-T that utilizes a hub and spoke architecture which allows centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained for space.

INVERSE MULTIPLEXERS:

    MEGA-T/E. The Mega-T, introduced in 1992, was the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. It provides economical access to greater than T1 bandwidth for high-speed applications, deriving a data channel of up to 6 Mbps from four T1 circuits. An E1 version of the product, the Mega-E, was introduced in 1998. The Company's patented inverse multiplexing algorithm used for the Mega-T/E handles alignment of the individual T1s or E1s and allows for differential delay between individual T1s. This algorithm also allows the data transmission rate to be lowered automatically in the event that individual T1 circuits fail and to be raised automatically when the circuits are restored. The Mega-T/E has the ability to identify individual T1/E1 circuits, thereby simplifying trouble shooting. The Mega-T/E is primarily used for transport for high speed LAN internetworking, as well as frame relay network access above T1 or E1 speeds and broadcast quality digital video.

    ORION 2000. The Orion 2000 ATM inverse multiplexer, introduced in May 1998, is designed to be used by NSPs who wish to provide either native ATM services or ATM extensions at economical prices. It is fully conformant with the ATM Forum IMA specification and can interface directly with an OC3 ATM user-to-network interface or network-to-network interface on any ATM device. The Orion 2000 offers ATM connectivity up to 12 Mbps (8 x T1) or up to 16 Mbps (8 x E1), as well as extremely low cell-delay variation, a requirement for delay-sensitive traffic such as video. The unit has sophisticated ASCII terminal and simple network management protocol ("SNMP") interfaces that enable local or remote configuration, performance monitoring, alarm notification and diagnostic testing. In addition, an optional graphical user interface offers graphical, point-and-click monitoring and control.

ATM ACCESS:

    EDGE SERIES PRODUCTS. The EDGE family of products consists of the EDGE 40, 65, 70 and 85, which were developed to fulfill NSP and ISP needs for service-enabling intelligence at the edge of their networks. A single EDGE multi-service system installed in an office building, office park or other carrier point of presence can aggregate and concentrate Ethernet, Fast Ethernet, FDDI and Token Ring LAN traffic from multiple customers to a high speed ATM link operating at speeds up to 155 Mbps. Each customer can have its own secure, private virtual network operating at the same native speed as its LAN. With the EDGE product family, network service providers can maximize service revenue from an ATM link and end users can subscribe to a number of tailored, flexible services including circuit emulation for voice applications. In 1999, IMA was introduced as a module on the EDGE products for NxT1 applications.

CSU/DSU:

    WANMAKER PRODUCT FAMILY. The first product in the WANmaker product family, the TerraUno T1/E1 DSU, is a network access device optimized for connecting routers, bridges, and other high speed devices to E1 or T1 public network services such as the Internet and frame relay. Introduced in 1998, the TerraUno is as easy to install and use as a plug-and-play analog modem. Introduced in 1999, the WANmaker Terra Boss has the same functionality as the TerraUno, plus extensive management features including SNMP, Telnet and web browsing with email alerts.

CUSTOMERS

    The Company's primary customers consist of NSPs, ISPs, systems integrators, value added resellers ("VARs"), federal, state and local government agencies and end-user corporations.

    The Company believes that its relationship with large customers, particularly the NSPs and ISPs, will be critical to its future success. The Company's customers prefer to purchase the majority of their network access solutions from a single vendor, which may benefit the company as it broadens and enhances its product line. In 1999, 1998 and 1997, NSPs and ISPs represented 52%, 61% and 63%, respectively, of total revenues. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
MCIWorldCom(*).........................................     28%           32%           36%
AT&T(**)...............................................     13%           12%           19%

------------------------

* In September 1998, MCI and WorldCom merged. Percent of total revenue calculations have been restated for 1998 and 1997, as if the merger had been in effect in those years.

** In May 1999, AT&T purchased the IBM Global Network from IBM. Percent of total revenue calculations have been restated for 1999, 1998, 1997, as if the acquisition had been in effect in those years.

    None of the Company's customers are contractually obliged to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that our current customers will continue to place orders with the Company; that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders, by one or more of our major customers, could have a material adverse effect on the Company's business and operating results.

BACKLOG

    The Company's backlog at any point in time is usually small. Accordingly, sales in any quarter are largely dependent on orders received during that quarter. Furthermore, agreements with the Company's customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically up to 30 days prior to the scheduled shipment date, without penalty. The Company's customers have in the past built, and may in the future build, significant inventory to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from us. Customer decisions to delay delivery, cancel orders or reduce purchases could have a material adverse effect on the Company's business and operating results.

MARKETING AND SALES

    The Company sells its products in the US primarily through its direct sales organization, and to a lesser extent through OEMs, VARs and systems integrators. The Company continues to develop an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large NSPs and ISPs will continue to be handled by the Company's direct sales force. As part of this strategy the Company has appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in the Company's ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of its products and new methods of advertising and promoting the products which will result in additional expenses. These, and other factors, could cause results of operations and financial condition to be materially adversely affected.

    The Company markets its products internationally through non-exclusive distribution agreements with international distributors and systems integrators. To date the use of this distribution channel outside the US has not been successful. To focus on sales to Europe, the Middle East and Africa, for the year 2000, the Company is attempting to recruit two additional sales people for the regional sales team headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers. In early 2000 the Company added a direct sales person headquartered in Hong Kong to focus on the Asian market.

    NSPs require that products undergo extensive lab testing and field trials prior to their deployment in the network. Accordingly, the Company continually submits successive generations of its current products as well as new products to its customers for evaluation and approval. Additionally, sales to international NSPs require products that meet country specific certification standards for safety, emissions and network connectivity. The length of the various approval processes is affected by a number of factors, including the complexity of the product involved, the priorities and budgetary constraints of customer and regulatory issues.

CUSTOMER SERVICE AND SUPPORT

    The Company's products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The Company has service contracts with most of its major customers, and provides rapid response service via arrangements with a number of service partners worldwide such as Milgo Services, Netcom Solutions and Vital Networks in the US, Vital Networks in Europe and Datacraft and Vital Networks in the Pacific Rim. These contracts typically establish response time and level of service commitments, with penalties for non-performance. The Company maintains a 24-hour, 7-day a week technical assistance support center, and provides rapid response with contracted response times, plus a wide range of repair programs. The Company also provides technical applications assistance, as well as customer and distributor product maintenance, installation services and training.

    Prior to January 1997, all of the Company's products carried a two-year warranty, which generally covered defects in materials and workmanship. In January 1997, the Company changed the warranty period for most of its products to three years.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends on its ability to maintain technological leadership through timely enhancements of existing products and development of new products that meet customer needs. During 1999, 1998 and 1997, total research and development expenses were $8,049,000, $11,463,000 and $30,063,000 (including an acquisition related in-process research and development charge of $20,120,000), respectively. The Company believes that a continued commitment to research and development, particularly related to emerging technologies, will be required to remain competitive.

    The Company's product families are designed specifically to meet the demands of its larger customers. Relationships with these customers provide the Company with advanced insight into the evolving needs of customers and allow it to anticipate new technology requirements. Enhancements to the Company's product families are being developed by including major customers in the product definition and review process. Timely customer feedback is important to the Company in making modifications to existing products and designing new products.

    The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. Expertise is required in the general areas of telephony, data networking and network management, as well as specific technologies such as DSL, ATM, SONET and Synchronous Digital Hierarchy ("SDH"). Further, the telecommunications industry is characterized by the need to design products that meet industry standards for safety, virus immunity, emissions and network connection. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by NSPs. As a result, there is a potential for delays in product development due to the need to comply with new or modified standards. The introduction of new and enhanced products also requires that the Company manage the transitions from older products to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market.

MANUFACTURING AND QUALITY ASSURANCE

    The Company's manufacturing operations consist of materials procurement, third-party assembly of final product based on printed circuit boards, product testing and inspection and system configuration for shipment. The Company has maintained a long-term relationship with its principal third-party printed circuit board assembler, Top Line Electronic Corporation, which has allowed it to implement quality control in the entire manufacturing process, including statistically monitored process control programs. The Company utilizes traditional procurement methods with its suppliers, using standard purchase orders for scheduling and commitments. Most purchase-order payment terms are standard with payment due in 30 days, with some orders negotiated to net 45 days payment terms. The Company uses automated functional product testing to remain flexible to customers' needs while maintaining control of the quality of the manufacturing process.

    The Company outsources the manufacturing of the Orion 4000 chassis and the main printed circuit board assemblies for its Access-T and Split-T product lines. In the future the Company may outsource other products. The Company has completely outsourced the manufacturing of the WANmaker product since its introduction. Complete outsourcing is also known as turnkey manufacturing. In turnkey manufacturing, unlike manufacturing on consignment, the vendor is responsible for procuring the components utilized in the manufacturing process. This approach transfers some of the economic risks of material cost fluctuation, excess inventory, scrap, inventory obsolescence and working capital management to the vendor. The Company will be required to commit to purchase certain volumes within various time frames. Although management believes that the benefits of turnkey manufacturing outweigh the risks, it is possible that the transition to turnkey manufacturing will impact the Company's ability to alter the manufacturing schedule rapidly enough to satisfy changes in customer demand. The Company continues to perform final assembly and testing of non-turnkey finished products.

    On-time delivery of the Company's products is dependent upon the availability of components used in its products. The Company purchases parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement-sourcing program. The Company attempts to manage risks by developing alternate sources and by maintaining long-term relationships with its suppliers. The Company acquires certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into its products. To date, the Company has been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. A substantial portion of the Company's shipments in any fiscal period relates to orders received in that period. In addition, a significant percentage of the Company's orders are shipped within three business days of receiving the order. To meet this demand, the Company maintains a supply of finished goods inventories at its manufacturing facility and a safety stock of critical components at a supplier's stocking location. There can be no assurance that interrupted or delayed supplies of key components will not occur which could have a material adverse effect on the Company's business and operating results.

    The Company maintains a comprehensive quality control program. However, complex products such as those offered by the Company might contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and its customers, there can be no assurance that existing or future products will not contain undetected errors or failures when first introduced or as new versions are released. Although the Company believes that its reserves for estimated future warranty costs are adequate, its estimates, particularly those related to products that have been recently introduced, may not be adequate. Warranty claims in excess of those expected could have a material adverse effect on the Company's business and operating results.

    At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. As a result of anticipated continued usage of these ICs, the Company entered into purchase commitments of approximately $1,250,000 in the aggregate, representing between one- and two-years expected demand for these components. As of December 31, 1999 the Company is obligated to purchase $661,000 of these ICs by 2001. The Company will consider redesigning its products to replace those ICs. The Company has attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of its products in determining the quantities to purchase. Although the Company believes that it will use all of the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. If the Company's estimates are not correct and requirements for these ICs are less or more than anticipated, it could have a material adverse effect on the Company's business and results of operations.

COMPETITION

    The markets for the Company's products are intensely competitive and the Company expects competition to intensify in the future. The Company's products compete primarily with New Eagle

Networks, Verilink, ADC Telecommunications, Cisco Systems, 3Com Corporation, Xylan (now part of Alcaltel), ADTRAN, Paradyne and Sonoma. The Company competes to a lesser extent with other telecommunications equipment companies. The Company believes that its ability to compete successfully depends upon a number of factors, including timely development of new products and features, product quality and performance, price, announcements by competitors, experienced sales, marketing and service organizations and evolving industry standards. The Company believes that despite increased competition, it generally competes effectively in these areas. However, certain competitors have more broadly developed distribution channels and have made greater advances than the Company has in certain emerging technologies. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

    The Company's business could also be materially adversely affected by the integration of CSU/ DSU functionality into switches and routers or by the entry of LAN equipment vendors into its markets. New technologies could displace some parts of the T1/E1 CSU/DSU product line. For example, Symmetrical and High Bit Rate Digital Subscriber Line ("SDSL" and "HDSL") are subscriber loop technologies that enable service providers to deploy high bandwidth services that could replace more traditional T1/FT1 services, upon which most of our products are based. However, the Company's research and development investment in 1999 and plans for investments in 2000 should enable it to introduce some products for the DSL market in 2000.

PROPRIETARY RIGHTS

    The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the US are not publicly disclosed until the patent is issued, applications may have been filed by competitors of the Company that could relate to its products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to the Company if it discovers third-party patents related to its software products or if such patents are asserted against it in the future. The Company received a letter on December 3, 1999 from Nortel Networks, Inc. ("Nortel") indicating that they believe the Company could be infringing on an inverse multiplexing patent that Nortel owns. Nortel is offering to license that patent to the Company for an initial fee of $100,000, plus royalties based on the number of inverse multiplexing " ports shipped." The Company is in the process of evaluating this claim and is not in a position at this time to accept or reject Nortel's claim. Nortel's claim could have a materially adverse effect on the Company's future business and operating results. The Company may receive additional communications from third parties in the future asserting that its products infringe or may infringe on the proprietary rights of such third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of its technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against the Company and its failure to develop or license a substitute technology could have a material adverse effect on the Company's business and operating results.

    The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect its products or intellectual property rights to the same extent as do the laws of the U. S.; thus making the possibility of misappropriation of its technology and products more likely.

EMPLOYEES

    As of December 31, 1999, the Company had 208 full time employees. The Company has never experienced any work stoppage and none of its employees is represented by a labor union. The Company believes its relationship with its employees is good.

MANAGEMENT

    The executive officers and directors of the Company are as follows:

NAME                                       AGE                           POSITION
----                                     --------   ---------------------------------------------------
Robert Coackley........................     64      President and Chief Executive Officer

George M. Donohoe......................     62      Executive Vice President

Rebecca C. Horn........................     46      Vice President, Marketing

Donald W. Morgan.......................     54      Vice President, Finance and Chief Financial Officer

Jeffrey W. Reedy.......................     41      Vice President, Engineering

Donald G. Heitt........................     64      Director(2)

Lawrence D. Milligan...................     63      Chairman of the Board(2)

Harvey L. Poppel.......................     62      Director(1)(2)

Richard E. Pospisil....................     68      Director(1)

Joseph F. Smorada......................     53      Director(1)

------------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

    Robert Coackley has served as Chief Executive Officer, President and a member of the Board of Directors since May 1999. Prior to joining the Company, he was President of Inrange Technologies Corporation (formerly General Signal Networks) from 1991 until 1999. Mr. Coackley has also held a number of executive positions with LP COM, Hewlett-Packard, British Telecom and Telspec Ltd. Mr. Coackley is a Fellow of the Institute of Electrical Engineers (U.K.) and is also a Govenor of the Electronic Industries Alliance and a board member of the Telecommunications Industry Association. Mr. Coackley holds a B.Sc. Honors Degree in Electrical Engineering from City University, London, England.

    George M. Donohoe has served as Executive Vice President of Sales since May 1999. Prior to that, he served as Acting Chief Executive Officer from October 1998 until May 1999 and as Executive Vice President responsible for the Network Systems Group since January 1998. Previously, he served as Vice President of Sales from August 1994 to December 1997, as Director of Telco Sales from April 1994 to August 1994 and as Western Region Sales Manager from November 1993 to March 1994. Prior to joining the Company, Mr. Donohoe was Director of LAN Product Sales at Teleglobe from February 1993 to October 1993, and Vice President of Sales at Halley Systems from December 1989 to January 1993. Prior to that, Mr. Donohoe served in senior sales and sales management positions at Infinet,

Honeywell Information Systems and IBM. Mr. Donohoe earned a BS in Industrial Engineering and Management Sciences from the University of South Dakota.

    Rebecca C. Horn has served as Vice President Marketing since May 1999. She had joined the Company as Vice President and General Manager, Network Systems Group, in October 1998. Prior to that, she served as Vice President, Assistant General Manager from April 1998 to September 1998 and as Vice President, Marketing and Business Development from October 1993 to April 1998 at Fujitsu Network Communications. Prior to that, Ms. Horn held senior management positions at DSC Communications, Northern Telecom, ITT Telecom and GTE. Ms. Horn earned a BS in Business Administration from Western Carolina University and an MA in Economics from North Carolina State University.

    Donald W. Morgan has served as Vice President of Finance and Chief Financial Officer of the Company since October 1999. Prior to joining the Company, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms from December 1997 to September 1998. He served as Vice President of Finance and Administration for General Signal Networks from July 1991 to November 1997. Prior to that, Mr. Morgan served in a number of senior financial positions with UNISYS Corporation. Mr. Morgan earned a BS in Business Administration from Northeastern University and an MS in Finance from the University of Illinois.

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

    Lawrence D. Milligan has served as a director of the Company since November 1998 and as Chairman of the Board since June 1999. Mr. Milligan is President, Chief Executive Officer and a director of Axel Johnson. Prior to that, Mr. Milligan held a number of senior management positions over the course of 38 years with Procter & Gamble Co. Before retiring from Procter & Gamble in 1998, he was the Senior Vice President responsible for worldwide sales and customer development, a position he held for eight years. Mr. Milligan is a member of the Board of Directors of Portman Equipment Company. He graduated from Williams College and served in the United States Marine Corps.

    Harvey L. Poppel has served as a director of the Company since November 1996. He served as Managing Director at Broadview International from January 1985 until his retirement in December 1996 and as President of Poptech, Inc. since 1984. Previously, he was Senior Vice President, Board Member and Managing Officer of the Information Industry Practice at Booz, Allen & Hamilton and managed communications software development at both Western Union and Westinghouse Electric. He also is a director of Cotelligent, Inc., a professional services firm. Mr. Poppel holds a BS and an MS from Rensselaer Polytechnic Institute.

    Richard E. Pospisil has served as a director of the Company since January 2000. Mr. Pospisil is currently a private investor and has been the president of RP Associates Consulting Services since

1994. Mr. Pospisil was President and CEO at T3Plus Networking (OnStream Networks) from 1990 until 1994. He was President, CEO and Director of ADA Incorporated during 1990. Previous to that, he founded both LP COM and Telecommunications Technology, Incorporated. Mr. Pospisil holds a B S in Electrical Engineering from Iowa State University.

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

ITEM 2.  PROPERTIES

    The Company currently leases a 119,000 square foot facility located in Milpitas, California and two facilities of 16,000 and 40,000 square feet in Research Triangle Park ("RTP"), North Carolina. The 16,000 square foot facility in RTP is completely sublet and 39,000 square feet of the Milpitas facility is sublet. Most of the Company's manufacturing, sales, administration and customer service and a portion of marketing, and research and development are performed at its Milpitas facility. The larger RTP facility performs some marketing, customer service and research and development functions. The Company also occupies various small offices throughout the US for sales activities, one office in the UK for sales activities in Europe and an office opened in early 2000 in Hong Kong to for sales activities in Asia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The following table sets forth the high and low sales prices for our Class A Common Stock as reported on the Nasdaq National Market from January 1, 1998 through December 31, 1999. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                            1999                       1998
                                                  ------------------------   ------------------------
                                                     HIGH          LOW          HIGH          LOW
                                                  ----------   -----------   ----------   -----------
First quarter...................................  $3 1/16      $1 17/32      $10 1/4      $7 1/2
Second quarter..................................  $3 7/16      $1 5/8        $12 1/8      $5 5/16
Third quarter...................................  $3           $1 9/16       $ 7 1/4      $2
Fourth quarter..................................  $8           $1 7/8        $ 2 5/8      $ 15/16

    As of February 28, 2000, there were 43 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. The Company had an estimated 3,002 beneficial holders of its Class A Common Stock, held in street names, as of February 28, 2000.

    The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues......................................  $52,839    $ 72,733   $75,955    $66,444    $48,663
Cost of revenues..............................   26,423      40,917    32,718     29,949     21,147
                                                -------    --------   -------    -------    -------
    Gross profit..............................   26,416      31,816    43,237     36,495     27,516
                                                -------    --------   -------    -------    -------

Operating expenses:
  Research and development....................    8,049      11,463     9,943      8,123      7,143
  Selling, general and administrative.........   21,570      25,833    21,145     19,408     15,762
  Restructuring...............................       --       1,214        --         --         --
  Other nonrecurring charges..................       --       7,915        --         --         --
  In-process research and development.........       --          --    20,120         --         --
                                                -------    --------   -------    -------    -------
    Total operating expenses..................   29,619      46,425    51,208     27,531     22,905
                                                -------    --------   -------    -------    -------

Income (loss) from operations.................   (3,203)    (14,609)   (7,971)     8,964      4,611
    Other income (expense), net...............    1,247       2,085     1,726       (597)         3
                                                -------    --------   -------    -------    -------
Income (loss) before income taxes.............   (1,956)    (12,524)   (6,245)     8,367      4,614
    Income tax provision (benefit)............     (684)     (5,436)   (2,486)     3,437      2,085
                                                -------    --------   -------    -------    -------
Net income (loss).............................  $(1,272)   $ (7,088)  $(3,759)   $ 4,930    $ 2,529
                                                =======    ========   =======    =======    =======

Basic and diluted earnings (loss) per share...  $ (0.07)   $  (0.39)  $ (0.21)   $  0.41    $  0.21
                                                =======    ========   =======    =======    =======
Basic and diluted weighted average shares.....   18,333      18,216    18,078     12,170     11,900
                                                =======    ========   =======    =======    =======
Cash dividends per share......................  $    --    $     --   $    --    $  2.10    $    --
                                                =======    ========   =======    =======    =======
Shares used to compute cash dividends per
  share.......................................       --          --        --     11,900         --
                                                =======    ========   =======    =======    =======

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Working capital................................  $38,647    $37,140    $33,911    $55,944    $ 8,605
Total assets...................................   66,862     68,103     87,910     73,043     25,739
Total stockholders' equity.....................   54,795     55,851     62,227     61,445     18,236

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company sells its products primarily through a direct sales force and to a lesser extent through a variety of resellers, including OEMs, VARs, systems integrators and distributors. The Company is developing alternative distribution channels, particularly for the CSU/DSU products, but sales to distributors have been limited to date.

    A small number of customers, consisting of NSPs and resellers, have accounted for a majority of the Company's revenues in each of the past several years. Sales to the Company's top two customers (MCIWorldCom and AT&T) accounted for 41%, 44% and 55%, of revenues in 1999, 1998 and 1997, respectively. Sales to NSPs as a group represented 52%, 61%, and 63% of revenues in 1999, 1998 and 1997, respectively.

    Sales to NSPs and resellers are often difficult to forecast due to a relatively long sales cycle for new accounts and frequent acceleration or delays in order schedules, often with limited notice, from existing accounts. The Company has experienced fluctuations in both annual and quarterly revenues due to the timing of receipt of customer orders as well as decisions from time to time by major customers to cease marketing, purchasing and reselling its products. Since the Company continues to have significant sales to a small number of customers, similar fluctuations in annual and quarterly revenues may occur in the future.

    Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, its ability to predict revenues is limited. In addition, introductions or announcements by the Company or its competitors of new products and technologies can cause customers to defer purchases of its existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, our business and operating results could be materially adversely affected. For example, in 1999, the Company's operating results were materially adversely affected by reductions in orders from some of its largest customers.

    On December 2, 1997, the Company entered into an Agreement and Plan of Reorganization ("the Agreement"). The Agreement provided for the merger of a wholly owned subsidiary of the Company with and into NetEdge Systems Inc. a privately-held designer and manufacturer of ATM edge access equipment, headquartered in Research Triangle Park, North Carolina. The merger was consummated on December 31, 1997. The total merger consideration paid by the Company consisted of $25,793,000 in cash, acquisition costs of $1,182,000 and the assumption of liabilities of $9,782,000. The merger transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed was allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. The Company recorded a charge to earnings during 1997 of $20,120,000 for acquired in-process research and development related to NetEdge.

    On October 15, 1998, the Company announced a corporate restructuring plan designed to better align its expenses with anticipated revenues. The restructuring included a workforce reduction of approximately 16%. Expenses of $1,214,000 related to the restructuring were recorded in the fourth quarter of 1998. As a result of the review and refocus of the Company's business in October 1998, the Company also reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result of this review, the Company recognized an impairment loss of $7,915,000 in 1998, principally related to the current technology. See Footnote 9 of the Consolidated Financial Statements for additional information. The Company establishes its expenditure levels for product development and other operating expenses based on projected revenues and margins, but expenses are relatively fixed in the short term. Accordingly, if revenues are below expectations in any given period, the Company's inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on its operating results. Moreover, even though the Company may experience revenue shortfalls in two or three consecutive quarters, it may decide not to reduce its expenses if the Company believes the shortfall is a temporary phenomenon.

    The Company intends in 2000 to pursue its growth strategy with the introduction of new products, new product development, strategic alliances and expansion of its international sales organization. This growth strategy will require a significant sales, marketing and engineering investment in 2000, which will have an adverse effect on 2000 earnings. Management believes that required investment for future growth will result in a net operating loss for the year ending December 31, 2000.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statements of operations for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
Revenues...............................................    100%          100%          100%
Cost of revenues.......................................     50            56            43
                                                           ---           ---           ---
    Gross profit.......................................     50            44            57
                                                           ---           ---           ---

Operating expenses:
  Research and development.............................     15            16            13
  Selling, general and administrative..................     41            35            28
  Restructuring........................................     --             2            --
  Other nonrecurring charges...........................     --            11            --
  In-process research and development charge...........     --            --            26
                                                           ---           ---           ---
    Total operating expenses...........................     56            64            67
                                                           ---           ---           ---

Loss from operations...................................     (6)          (20)          (10)
    Other income (expense), net........................      2             3             2
                                                           ---           ---           ---
Loss before income taxes...............................     (4)          (17)           (8)
    Income tax benefit.................................     (2)           (7)           (3)
                                                           ---           ---           ---
Net Loss...............................................     (2)%         (10)%          (5)%
                                                           ===           ===           ===

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues decreased 27% to $52,839,000 in 1999 from $72,733,000 in 1998. The principal reasons for this decrease were the merger related consolidations of two of our largest customers, (MCI with Worldcom and AT&T with IBM Global Network) and increased competition from alternative technologies.

    GROSS PROFIT. As a percentage of revenues, gross profit increased to 50% in 1999 from 44% in 1998. The principal reasons for this increase were the establishment in 1998 of significant additional inventory reserves, mainly for the ATM Access product line, amortization of intangible assets associated with the acquisition of NetEdge and improvements in manufacturing variances in 1999 over 1998. In addition, service revenues gross margins improved as a percentage of sales primarily from higher volumes in 1999.

    Gross margins are not expected to reach the levels achieved prior to 1998. This is due to lower average selling prices on the Company's principal products as they continue to age. In addition, the Company is currently seeking to increase sales volumes through an indirect distribution channel that typically yields lower margins than on direct sales. Other factors that could cause gross profits to fluctuate in the future, as a percentage of revenue, include changes in product mix, price discounts and fluctuations in production volume.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 30% to $8,049,000 in 1999 from $11,463,000 in 1998. As a percentage of revenues, research and development expenses decreased slightly to 15% in 1999 from 16% in 1998. The decrease in research and development expenses was due to scaling back the ATM Access projects and lower operating expenses in 1999 resulting from the 1998 corporate restructuring. The Company believes that a continued commitment to research and development, particularly related to intelligent access products and emerging technologies will be required to respond to customer demand and to remain competitive.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 17% to $21,570,000 in 1999 from $25,833,000 in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 41% in 1999 from 35% in 1998. The decrease in expenses in absolute dollars was due primarily to savings attributed to the restructuring implemented in the fourth quarter of 1998 and lower commissions associated with reduced revenues. Expenses were further reduced by lower depreciation and goodwill amortization associated with the NetEdge acquisition, and lower bad debt expense. Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury and administrative services of $438,000 and $425,000 in 1999 and 1998, respectively.

    RESTRUCTURING. In October 1998, the Company announced a corporate restructuring designed to better align its expenses with anticipated revenues and to allow the Company to focus on opportunities that offered the greatest potential for long-term growth. The restructuring included a workforce reduction of approximately 16%. Total expenses related to the restructuring were $1,214,000 of which $876,000 was related to employee severance costs. At December 31, 1999, all amounts accrued had been paid.

    OTHER NONRECURRING CHARGES. As a result of the review and refocus of the EDGE product family in October 1998, the Company reevaluated the intangible assets associated with the NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to Be Disposed Of" ("SFAS 121"). The review and refocus was precipitated by lower than anticipated revenues from the EDGE product family. The Company determined that the sum of the estimated future cash flows related to the EDGE products was less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of the estimated future cash flows of those assets. The Company recognized an impairment loss of $7,915,000 to write down these intangible assets to fair value.

    OTHER INCOME (EXPENSE), NEt. Other Income of $1,247,000 in 1999 was $838,000 lower than the $2,085,000 reported in 1998. In 1998 the Company sold its former headquarters, which it had a one third owner interest in, for a gain to the Company of $1,325,000. Excluding this one time gain in 1998, other income was $491,000 higher in 1999 versus 1998 primarily due to higher short-term investments and cash balances in 1999 and generally higher market rates of interest paid on those balances.

    INCOME TAXES BENEFIT. The effective tax benefit rate was 35% and 43% for 1999 and 1998, respectively. The rate of 43% in 1998 differed from the federal statutory rate of 35% primarily as a result of state taxes and federal-income-tax-exempt interest.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues decreased 4% to $72,733,000 in 1998 from $75,955,000 in 1997. The decline in revenues reflected decreased sales of the Company's multiplexer products, particularly the Access-T and Split-T, offset by sales of our ATM Access products resulting from the acquisition of NetEdge in December 1997.

    GROSS PROFIT. As a percentage of revenues, gross profit decreased to 44% in 1998 from 57% in 1997. This decrease was primarily due to of the establishment of significant inventory reserves, mainly for the ATM Access product line. Other factors were the amortization of intangibles, lower production volumes and higher manufacturing overhead in 1998.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 15% to $11,463,000 in 1998 from $9,943,000 in 1997. As a percentage of revenues, research and development expenses increased to 16% in 1998 from 13% in 1997 primarily due to increased expenses in 1998 as a result of the NetEdge acquisition.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 22% to $25,833,000 in 1998 from $21,145,000 in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 35% in 1998 from 28% in 1997. The increase in absolute dollars was due primarily to additional costs related to the acquisition of NetEdge, amortization of goodwill and an increase in the reserve for doubtful accounts. This was offset by lower commissions associated with lower revenues, and the release of the unused reserve of $532,000 that had been established for potential claims related to two General Services Administrative contracts. Selling, general and administrative expenses also include a charge from Axel Johnson for legal, accounting, tax, treasury and administrative services. For 1998 and 1997, these charges were approximately $425,000 and $622,000, respectively.

    RESTRUCTURING. In October 1998, the Company announced a corporate restructuring designed to better align its expenses with anticipated revenues and to allow the Company to focus on opportunities that offer the greatest potential for long-term growth. The restructuring included a workforce reduction of approximately 16%. Total expenses related to the restructuring were $1,214,000; of which $876,000 was related to employee severance costs. At December 31, 1998, $541,000 was accrued and unpaid, primarily related to severance payments that were conditional.

    OTHER NONRECURRING CHARGES. As a result of the review and refocus of the Company's EDGE product family in October 1998, the Company reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with SFAS 121. The review and refocus was precipitated by lower than anticipated revenues from the EDGE product family. The Company determined that the sum of the estimated future cash flows related to the EDGE products was less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of the estimated future cash flows of those assets. The Company recognized an impairment loss of $7,915,000 to write down these intangible assets to fair value.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development represents charges incurred as a result of the Company's acquisition of NetEdge in December 1997. See Footnote 9 of the Notes to the Consolidated Financial Statements for additional information.

    OTHER INCOME (EXPENSE), NET. Net other income of $2,085,000 during 1998 includes $1,329,000 from the sale of the Company's former headquarters by a partnership in which the Company held a one-third interest. The remainder is primarily federal-income-tax-exempt interest from the Company's cash equivalents and short-term investments. Net non-operating income of $1,726,000 during 1997 principally represented federal-income-tax-exempt interest earned from the Company's cash equivalents and short-term investments.

    INCOME TAXES PROVISION (BENEFIT). The effective tax benefit rate of 43% and 40% for 1998 and 1997, respectively, differed from the federal statutory rate of 35% primarily as a result of state taxes and federal-income-tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities generated $6,283,000 in cash in 1999. The Company's net loss was offset by non-cash items such as depreciation and amortization as well as a net decrease in working capital.

    Capital expenditures in 1999 were $1,066,000. Such expenditures consisted principally of the purchase of computers, software and test equipment. The Company anticipates capital expenditures to increase in 2000.

    The Company has a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson ("the Credit Agreement"). The Credit Agreement expires in December 2000. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default any borrowings under the line of credit shall become payable in full. To date the Company has not found it necessary to utilize this line of credit. In addition to the Credit Agreement, the Company and Axel Johnson have an administrative service agreement and a tax sharing agreement for the purposes of defining the on-going relationship between the two entities. See Footnotes 1 and 3 of the Notes to the Consolidated Financial Statements for more details.

    At December 31, 1999, the Company had cash and cash equivalents of $7,009,000, and short term investments of $22,199,000. The Company believes that working capital, together with its line of credit and funds generated from operations will provide adequate liquidity to meet its operating and capital requirements at least through 2000. There can, however, be no assurance that future events, such as the potential use of cash to fund any significant losses that the Company might incur or acquisitions the Company might undertake, will not require it to seek additional capital and, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

    The effects of inflation on our revenues and operating income have not been material to date.

               CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" SECTION AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

    CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and ISPs, will be critical to the Company's future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During 1999, 1998 and 1997, two customers, MCIWorldCom and its subsidiaries and AT&T, together accounted for 41%, 44% and 55% of the Company's revenues, respectively. In September 1998, MCI and WorldCom merged and in May 1999 AT&T purchased the IBM Global Network from IBM. Percent of total revenue calculations have been restated for 1999, 1998 and 1997 as if the acquisitions had been effect in those years. Accordingly, the Company's revenues are currently highly dependent on continued orders from these two large customers.

    None of the Company's customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with it, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in, orders from one or more of the Company's major customers could have a material adverse effect on its business and operating results.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT
BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond its control. A small number of customers have accounted for a significant percentage of its sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice, in addition to the effect of competitors' product offerings. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, its backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer, limit, or end purchases of the Company's existing products. In the event that the Company were to lose one or more large customers, anticipated orders from major customers were to fail to materialize, delivery schedules were to be deferred or canceled as a result of the above factors or other unanticipated factors, then the Company's business and operating results would be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

    Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, increasing sales channel development costs, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, sales promotion activities by the Company, its ability to expand its sales and marketing organization effectively, the Company's ability to attract and retain key technical and managerial employees and general economic conditions. Because of all of the foregoing factors, the Company's operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in the Company's financial performance being below the expectations of public market analysts and investors, the price of its Class A Common Stock could be materially adversely affected.

    While gross profit margins in 2000 may be higher than in 1999, particularly due to the impact in 1999 of additional inventory reserves, gross margins are not expected to reach the levels achieved prior to 1998 due to increased competition. In addition the Company is currently developing an indirect distribution channel which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

    The Company established its expense levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the Company's inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on its operating results. Moreover, the Board of Directors, on November 17,1999, approved funding for an aggressive program to develop new products and expand into new markets that is expected to result in operating losses for 2000. If the Company is not successful in achieving its revenue expectations, or expenses are higher than expected, losses could continue beyond 2000.

    DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNELS. The Company is currently developing an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large NSPs and ISPs will continue to be handled by the Company's direct sales force. As part of this strategy the Company has appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. The risks would include a reduction in the Company's ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of the Company's products and new methods of advertising and promoting the products which will result in additional expenses. These, and other factors, could cause results of operations and financial condition to be materially adversely affected.

    The Company markets its products internationally through non-exclusive distribution agreements with international distributors and systems integrators. To date the use of a distribution channel outside the US has not been particularly successful. To focus on sales to Europe, the Middle East and Africa, the Company has created a regional sales team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers. In early 2000 the Company established a direct sales office in Hong Kong to focus on the Asian market. If these initiatives are not successful, the Company's results could be materially adversely affected.

    DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER
DEVELOPMENT. The Company's future operating results are highly dependent on market acceptance of the Company's recently introduced products and products that may be introduced in the future. These include, for example, the WANmaker line of CSU/DSU products and the Orion 2000 Inverse Mutiplexer product line, which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance. In addition, the Company has, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of its new products or releases could have a material adverse effect on its business and operating results.

    YEAR 2000. The company instituted a program to test and remediate its products and certain internally used software to insure appropriate operation in Year 2000. In addition the Company communicated with its significant third-party vendors and sought to assess their ability to deliver products and services in Year 2000. As of March 2000 there were no significant reported Year 2000 problems either in the Company, its principal customers or suppliers. The Company cannot assert that it, its suppliers or its customers, will not be affected by undiscovered Year 2000 problems. The Company spent approximately $462,000 to assess and address the Year 2000 problem. The Company will continue to monitor its products, internal systems, principal suppliers and customers to try to ensure no significant compliance problems exist with regards to Year 2000 issues.

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

    At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. The Company anticipated that it would continue to use these ICs and therefore entered into purchase commitments of approximately $1,250,000 in the aggregate, representing between one and two years expected demand for these components. As of December 31, 1999 the Company is obligated to purchase $661,000 of these ICs by 2001. The Company will consider redesigning its products to replace those ICs. The Company has attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of the Company's products in determining the quantities to purchase. While the Company believes that it will use all the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. If the Company's estimates are not correct and requirements for these ICs are less or more than anticipated, it could have a material adverse effect on the Company's business and results of operations.

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

    SOURCES OF ADDITIONAL FINANCE. The Company has access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson. In December 1999, this agreement was amended and the termination date of the facility was extended until December 2000. There can be no assurance that alternative sources of financing will be available upon the expiration of such facility in December 2000, or that additional sources of funding will be available on terms favorable to the Company if its borrowing requirements exceed the amount of the facility.

    MANAGEMENT OF OPERATIONS. The downturn in the Company's business and related restructuring has placed a significant strain on the Company's personnel, management and other resources. The

Company's future success depends on its ability to recruit and retain employees following the restructuring and the Company's recent financial performance shortfalls. To grow its business, the Company must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into its overall operations and continue to improve its operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. The Company's failure to manage any expansion or contraction effectively could have a material adverse effect on the Company's business and operating results.

    CONTROL BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment, to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient combined voting power to absolutely control the direction and policies of the Company, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of the Company and the election of the Board of Directors of the Company, and to prevent or cause a change in control of the Company.

    RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. The Company has had minimal sales to international customers to date, and has little experience in international markets. Although the acquisition of NetEdge increased the Company's sales to international markets to some extent, sales outside the U.S. just recently reached approximately 10% of its revenues. The conduct of business outside the US is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the US could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on its business and operating results.

    COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the US, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of its products, which in turn could have a material adverse effect on its business and operating results.

    RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of its efforts to grow its business, the Company reviews acquisition prospects that would potentially complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. The Company acquired NetEdge in December 1997; however, this acquisition has not been a success. See Footnote 9 of the Notes to the Consolidated Financial Statements for additional information. Any future acquisitions by the Company could result in potentially dilutive issuance's of equity securities and/or the issuance's of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on our business and operating results.

    LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. The Company relies upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in its products and technologies. Although the Company has been issued only one US patent to date, it believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than patents. Much of the Company's proprietary information and technology is not patented and may not be patentable. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company has entered into confidentiality and invention assignment agreements with all of its employees, and entered into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business and operating results could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio has been generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. These securities mature within one year and are classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Because of the short duration and conservative nature of the Company's investment portfolio, it does not expect any material loss with respect to its investment portfolio.

    FOREIGN CURRENCY EXCHANGE RATE RISK. Certain of the Company's sales and marketing expenses are incurred in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to its consolidated results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LARSCOM INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Accountants.......................     28

    Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................     29

    Consolidated Statements of Operations for the years
     ended December 31, 1999, 1998 and 1997.................     30

    Consolidated Statements of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997.................     31

    Consolidated Statements of Stockholder's Equity for the
     years ended December 31, 1999, 1998 and 1997...........     32

    Notes to the Consolidated Financial Statements..........     33

FINANCIAL STATEMENT SCHEDULES:

    All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Larscom Incorporated

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP

San Jose, California
January 24, 2000

                              LARSCOM INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,009   $ 10,265
  Short-term investments....................................    22,199     13,902
  Accounts receivable, net..................................     7,769      7,539
  Inventories...............................................     5,821      8,613
  Deferred income taxes.....................................     3,961      4,607
  Income taxes receivable...................................     1,750      2,508
  Prepaid expenses and other current assets.................     1,671      1,542
                                                              --------   --------
    Total current assets....................................    50,180     48,976
Property and equipment, net.................................     4,781      6,920
Deferred income taxes.......................................    11,419     11,486
Other non-current assets, net...............................       482        721
                                                              --------   --------
    Total assets............................................  $ 66,862   $ 68,103
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,464   $  3,705
  Accrued expenses and other current liabilities............     7,728      7,584
  Due to Axel Johnson.......................................       341        547
                                                              --------   --------
    Total current liabilities...............................    11,533     11,836
Other non-current liabilities...............................       534        416
                                                              --------   --------
    Total liabilities.......................................    12,067     12,252
                                                              --------   --------

Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000 shares authorized;
    no shares issued or outstanding.........................        --         --
  Class A Common Stock, $0.01 par value; 100,000 shares
    authorized; 8,379 and 8,266 shares issued and
    outstanding, respectively...............................        84         83
  Class B Common Stock, $0.01 par value; 11,900 shares
    authorized; 10,000 and 10,000 issued and outstanding,
    respectively............................................       100        100
  Additional paid-in capital................................    81,860     81,637
  Accumulated other comprehensive income (loss).............        (6)         2
  Accumulated deficit.......................................   (27,243)   (25,971)
                                                              --------   --------
    Total stockholders' equity..............................    54,795     55,851
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 66,862   $ 68,103
                                                              ========   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $52,839    $ 72,733   $75,955
Cost of revenues............................................   26,423      40,917    32,718
                                                              -------    --------   -------
    Gross profit............................................   26,416      31,816    43,237
                                                              -------    --------   -------

Operating expenses:
  Research and development..................................    8,049      11,463     9,943
  Selling, general and administrative.......................   21,570      25,833    21,145
  Restructuring.............................................       --       1,214        --
  Other nonrecurring charges................................       --       7,915        --
  In-process research and development.......................       --          --    20,120
                                                              -------    --------   -------
    Total operating expenses................................   29,619      46,425    51,208
                                                              -------    --------   -------

Loss from operations........................................   (3,203)    (14,609)   (7,971)
    Interest and other income...............................    1,247       2,085     1,726
                                                              -------    --------   -------
Loss before income taxes....................................   (1,956)    (12,524)   (6,245)
    Income tax benefit......................................     (684)     (5,436)   (2,486)
                                                              -------    --------   -------
Net loss....................................................  $(1,272)   $ (7,088)  $(3,759)
                                                              =======    ========   =======

Basic and diluted net loss per share........................  $ (0.07)   $  (0.39)  $ (0.21)
Basic and diluted weighted average shares...................   18,333      18,216    18,078

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (1,272)  $  (7,088)  $  (3,759)
  Adjustments to reconcile net loss to net
    cash provided by operations:
    Depreciation & amortization.............................     3,199       5,690       2,508
    Gain from sale of building..............................        --      (1,329)         --
    Intangible asset write-down.............................        --       7,915          --
    Deferred income taxes...................................       713      (5,290)     (9,036)
    In-process research and development.....................        --          --      20,120
    Other noncash items.....................................       338         303         207
    Changes in assets and liabilities, net of acquisition
      effects:
      Accounts receivable...................................      (230)      9,972      (5,555)
      Inventories...........................................     2,792       4,714      (3,120)
      Prepaid expenses and other assets.....................       129        (251)       (489)
      Accounts payable......................................      (241)     (4,384)      2,545
      Income taxes receivable...............................       758      (3,617)         62
      Accrued expenses and other current liabilities........        97      (4,800)        346
                                                              --------   ---------   ---------
Net cash provided by operating activities...................     6,283       1,835       3,829
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (32,116)   (107,806)   (223,285)
  Sales of short-term investments...........................    17,464      59,788     148,360
  Maturities of short-term investments......................     6,355      50,714      58,327
  Purchase of property and equipment........................    (1,066)     (1,795)     (4,645)
  Proceeds from sale of building............................        --       1,700          --
  Purchase of NetEdge Systems, Inc., net of cash acquired...        --          --     (26,884)
                                                              --------   ---------   ---------
Net cash provided (used) by investing activities............    (9,363)      2,601     (48,127)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Net proceeds from sales of Common Stock...................       224         710       4,235
  Repayment of long-term debt...............................      (194)       (437)         --
  Advances from (repayments to) Axel Johnson................      (206)     (2,698)      1,914
                                                              --------   ---------   ---------
Net cash (used) provided by financing activities............      (176)     (2,425)      6,149
                                                              --------   ---------   ---------
Increase (decrease) in cash and cash equivalents............    (3,256)      2,011     (38,149)
Cash and cash equivalents at beginning of year..............    10,265       8,254      46,403
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  7,009   $  10,265   $   8,254
                                                              ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $      8   $      34   $      --
                                                              --------   ---------   ---------
Income taxes paid...........................................  $    144   $   3,914   $   5,799
                                                              --------   ---------   ---------

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

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                        CLASS A               CLASS B                       ACCUMULATED                     TOTAL
                                     COMMON STOCK          COMMON STOCK       ADDITIONAL       OTHER                        STOCK-
                                  -------------------   -------------------    PAID-IN     COMPREHENSIVE    ACCUMULATED    HOLDERS'
                                   SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     INCOME (LOSS)      DEFICIT       EQUITY
                                  --------   --------   --------   --------   ----------   --------------   ------------   --------
Balance at December 31, 1996....   7,000       $70       10,700      $107      $76,392         $   --         $(15,124)    $61,445
Conversion of Class B Common
  Stock to Class A Common
  Stock.........................     700         7         (700)       (7)          --             --               --          --
Sale of Class A Common Stock,
  net...........................     350         3           --        --        3,824             --               --       3,827
  Net loss......................      --        --           --        --           --             --           (3,759)     (3,759)
Issuance under stock plans and
  other issuances...............      87         1           --        --          713             --               --         714
                                   -----       ---       ------      ----      -------         ------         --------     -------
Balance at December 31, 1997....   8,137        81       10,000       100       80,929             --          (18,883)     62,227
Comprehensive income (loss):
  Net loss......................      --        --           --        --           --             --           (7,088)     (7,088)
  Foreign currency translation
    adjustment..................      --        --           --        --           --              2               --           2
    Comprehensive income
      (loss)....................
Issuance under stock plans......     129         2           --        --          708             --               --         710
                                   -----       ---       ------      ----      -------         ------         --------     -------
Balance at December 31, 1998....   8,266        83       10,000       100       81,637              2          (25,971)     55,851
Comprehensive income (loss):
  Net loss......................      --        --           --        --           --             --           (1,272)     (1,272)
  Foreign currency translation
    adjustment..................      --        --           --        --           --             (8)              --          (8)
    Comprehensive income
      (loss)....................
Issuance under stock plans......     113         1           --        --          223             --               --         224
                                   -----       ---       ------      ----      -------         ------         --------     -------
Balance at December 31, 1999....   8,379       $84       10,000      $100      $81,860         $   (6)        $(27,243)    $54,795
                                   =====       ===       ======      ====      =======         ======         ========     =======


                                  COMPREHENSIVE
                                      INCOME
                                      (LOSS)
                                  --------------
Balance at December 31, 1996....
Conversion of Class B Common
  Stock to Class A Common
  Stock.........................
Sale of Class A Common Stock,
  net...........................
  Net loss......................     $(3,759)
                                     =======
Issuance under stock plans and
  other issuances...............
Balance at December 31, 1997....
Comprehensive income (loss):
  Net loss......................     $(7,088)
  Foreign currency translation
    adjustment..................           2
                                     -------
    Comprehensive income
      (loss)....................     $(7,086)
                                     =======
Issuance under stock plans......
Balance at December 31, 1998....
Comprehensive income (loss):
  Net loss......................     $(1,272)
  Foreign currency translation
    adjustment..................          (8)
                                     -------
    Comprehensive income
      (loss)....................     $(1,280)
                                     =======
Issuance under stock plans......
Balance at December 31, 1999....

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              LARSCOM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Larscom Incorporated (the "Company"), a majority owned subsidiary of Axel Johnson Inc. ("Axel Johnson"), develops, manufactures and markets a broad range of high speed, internetworking products for network service providers, Internet services providers and corporate users. The Company operates in one industry segment.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation. The Company's investment in a less than 50% owned entity was accounted for using the equity method.

CONCENTRATIONS OF CREDIT RISK AND CUSTOMER CONCENTRATION

    Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. The Company primarily invests its excess cash in commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company's accounts receivable are derived from sales to customers primarily in the United States. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses, and to date has not experienced any material losses. Receivables from two customers represented 28% and 37% of accounts receivable at December 31, 1999 and 1998, respectively. During 1999, one of the Company's significant customers (AT&T) acquired the data network business of another significant customer (IBM). Both 1999 and 1998 percentages of total receivables have been restated as if the merger had been in effect for all periods presented.

    The following table summarizes the percentage of total revenues for customers accounting for more than 10% of the Company's revenues:

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
MCIWorldCom(*).........................................     28%           32%           36%
AT&T(**)...............................................     13%           12%           19%

------------------------

* In September 1998, MCI and WorldCom merged. Percent of total revenue calculations have been restated for 1998 and 1997, as if the merger had been in effect in those years.

** In May 1999, AT&T purchased the IBM Global Network from IBM. Percent of total revenue calculations have been restated for 1999, 1998, 1997, as if the acquisition had been in effect in those years.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash and highly liquid investments with original maturities of ninety days or less. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those investments and the financial stability of the issuers.

    The Company participates in Axel Johnson's centralized cash management system. In general, all of the Company's cash receipt and disbursement transactions are processed through the Axel Johnson centralized cash management system.

SHORT-TERM INVESTMENTS

    The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. All of the securities owned by the Company at December 31, 1999 and 1998 consisted of fixed and variable rate commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. These securities have contractual maturity dates of less than one year and have been classified as available-for-sale. The fair value of the Company's short-term investments approximate their carrying value due to the short maturity of those investments. The cost of securities sold is based on the specific identification method.

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

INTANGIBLE ASSETS

    Goodwill resulting from the NetEdge acquisition is amortized over its estimated useful life. At each balance sheet date, an evaluation is performed by management to ascertain whether intangible assets have been impaired by comparing carrying value with the estimated future non-discounted cash flows and the Company records impairment of the carrying value, if any, based on the estimated future value of the discounted cash flows.

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
WARRANTY

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

REVENUE RECOGNITION

    Revenue from product sales is generally recognized upon shipment of the product. The Company does not recognize revenue to distributors when a right of return exists until the Company is notified by the distributor that the products have been shipped to the end user. Service revenue is recognized over the contractual period or as services are rendered and accepted by the customer.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

SOFTWARE DEVELOPMENT COSTS

    Software development costs incurred prior to establishment of technological feasibility are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general release of the product to the public, were not significant for all periods presented and accordingly have been expensed.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is provided against deferred tax assets if it is more likely than not it will not be realized.

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

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    The following table sets forth the computation of basic and diluted loss per share:

                                                          YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1999           1998           1997
                                                   ---------      ---------      ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss.....................................       $(1,272)       $(7,088)       $(3,759)
Weighted average Class A and B Common Stock
  outstanding................................        18,333         18,216         18,078
Basic and diluted loss per share.............       $ (0.07)       $ (0.39)       $ (0.21)

    Outstanding stock options are not included in diluted loss per share because their effect would have been antidilutive. These stock options could be dilutive in the future. See Note 6 for details of options issued.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company is continuing to measure compensation costs for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method, as required by SFAS 123, are presented in Note 6.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For all financial instruments, including short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities, the carrying value is considered to approximate fair value due to the relatively short- term maturities of the respective instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 " Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the value of the derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which provides guidence on recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company does not expect SAB 101 to have a material effect on its financial position or results of operations.

                              LARSCOM INCORPORATED

NOTE 2--BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable, net:
  Gross accounts receivable.................................  $  8,274   $  8,252
  Less: Allowance for doubtful accounts.....................      (505)      (713)
                                                              --------   --------
                                                              $  7,769   $  7,539
                                                              ========   ========

Inventories:
  Raw materials.............................................  $  1,884   $  3,021
  Work in process...........................................     1,847      1,053
  Finished goods............................................     2,090      4,539
                                                              --------   --------
                                                              $  5,821   $  8,613
                                                              ========   ========

Property and equipment, net:
  Machinery and equipment...................................  $  8,229   $  8,353
  Computers and software....................................     7,734      7,867
  Leasehold improvements....................................     2,093      2,230
  Furniture and fixtures....................................     1,203      1,338
                                                              --------   --------
                                                                19,259     19,788
  Less: Accumulated depreciation............................   (14,478)   (12,868)
                                                              --------   --------
                                                              $  4,781   $  6,920
                                                              ========   ========

Other non-current assets, net:
  Goodwill..................................................  $    854   $    854
  Other intangible assets...................................     2,192      2,192
                                                              --------   --------
                                                                 3,046      3,046
  Less: Accumulated amortization............................    (2,598)    (2,359)
  Other.....................................................        34         34
                                                              --------   --------
                                                              $    482   $    721
                                                              ========   ========

Accrued expenses and other current liabilities:
  Accrued compensation......................................  $  2,407   $  2,175
  Accrued warranty..........................................     2,087      2,222
  Other current liabilities.................................     3,234      3,187
                                                              --------   --------
                                                              $  7,728   $  7,584
                                                              ========   ========

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH AXEL JOHNSON

    Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

DUE TO AXEL JOHNSON

    Amounts due to Axel Johnson consist of cash remittances made by the Company to Axel Johnson from its operating bank accounts offset by cash advances to the Company from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. Neither Axel Johnson nor the Company has charged interest on the balances due. The following is an analysis of the balance due to Axel Johnson:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Balance at beginning of year......................  $  (547)   $(3,243)   $(1,329)
Cash remittances to Axel Johnson, net of cash
  advances........................................    3,973      7,305      2,618
Charges to (from) Axel Johnson for:
  Income taxes....................................       40        367     (1,021)
  Pension and thrift plan.........................   (1,994)    (2,563)    (1,371)
  Health insurance and workers' compensation......     (845)      (828)      (488)
  Administrative services.........................     (438)      (425)      (622)
  Property, liability and general insurance.......     (244)      (857)      (596)
  Line of credit fees.............................      (75)       (75)       (75)
  Other charges...................................     (211)      (228)      (359)
                                                    -------    -------    -------
Balance at end of year............................  $  (341)   $  (547)   $(3,243)
                                                    =======    =======    =======

EMPLOYEE HEALTH AND WELFARE PROGRAMS

    The Company participates in various employee benefits programs sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers' compensation. In general, the Company reimburses Axel Johnson for its proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as changes in reserves for incurred but not reported claims. The Company recorded expenses related to the reimbursement of these costs of approximately $845,000, $828,000 and $488,000 in 1999, 1998 and 1997,
respectively. The Company believes the allocation by Axel Johnson of the proportionate cost is reasonable but is not necessarily indicative of the costs that would have been incurred had the Company maintained its own benefit plans.

ADMINISTRATIVE SERVICES

    Axel Johnson provides certain functional services to the Company, including certain treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to the Company based on estimates of actual costs incurred. Management believes that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS: (CONTINUED) would have been incurred if the Company had been a separate entity. The allocated costs of these services amounting to $438,000, $425,000 and $622,000 in 1999, 1998 and 1997, respectively, has been included in selling, general and administrative expenses in the consolidated statements of operations.

CREDIT AGREEMENT

    The Company and Axel Johnson entered into a credit agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility (the "Credit Agreement") to the Company in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2000. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, the Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. The Company is in compliance with certain covenants under the Credit Agreement. As of December 31, 1999, $15,000,000 was available, and during 1999 and 1998, no borrowings were made under the Credit Agreement.

LARVAN LEASE

    Prior to September 1997, the Company leased its principal facility from Larvan Properties ("Larvan"), a general partnership in which the Company owned a one-third interest. The Company paid $278,000 in rent expense to Larvan and earned partnership income of $21,000 in 1997. In September 1997, the Company moved to a new facility that is leased from a third party. The Company recorded, as other income in accordance with the equity method, a pre-tax gain of $1,329,000 in March 1998 from the sale of its former headquarters by Larvan.

NOTE 4--CAPITAL STOCK:

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

    In December 1996, the Company completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by the Company and 1,200,000 shares were sold by Axel Johnson. The Company received net proceeds of $63,279,000 in December 1996. In January 1997, the underwriters exercised their over-allotment option and sold an additional 1,050,000 shares of which 350,000 were sold by the Company and 700,000 were sold by Axel Johnson. Net proceeds to the Company in January 1997 were $3,827,000. Axel Johnson owns all of the Company's issued and outstanding Class B Common Stock.

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES:

    The income tax benefit consists of the following:

                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $(1,585)   $  (158)   $ 5,261
  State...........................................      152        (32)     1,203
  Foreign.........................................       36         44         --
                                                    -------    -------    -------
                                                     (1,397)      (146)     6,464
                                                    -------    -------    -------

Deferred:
  Federal.........................................      604     (4,299)    (7,028)
  State...........................................      109       (991)    (1,922)
  Foreign.........................................       --         --         --
                                                    -------    -------    -------
                                                        713     (5,290)    (8,950)
                                                    -------    -------    -------
Income tax benefit................................  $  (684)   $(5,436)   $(2,486)
                                                    =======    =======    =======

    The following is a reconciliation of the US federal income tax rate to the Company's effective income tax rate:

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
Provision at statutory rate............................    (35)%         (35)%         (34)%
Federal tax exempt interest income.....................     (1)           (2)           (6)
State income taxes, net of federal tax benefits........      9            (5)           (6)
Other..................................................     (8)           (1)            6
                                                           ---           ---           ---
Effective income tax rate..............................    (35)%         (43)%         (40)%
                                                           ===           ===           ===

    Deferred tax assets are comprised of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Inventory...............................................  $ 1,752    $ 2,356
  Accrued expenses........................................    2,310      2,262
  Reserves................................................      609        640
  Intangible assets.......................................    7,053      7,573
  Depreciation and amortization...........................    3,656      3,262
                                                            -------    -------
Net deferred tax asset....................................  $15,380    $16,093
                                                            =======    =======

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES: (CONTINUED)

    In accordance with Statement of Financial Accounting Standard No. 109
("SFAS 109"), "Accounting for Income Taxes," the Company has not recorded any valuation allowance against deferred tax assets because management has determined that it is more likely than not that the deferred tax assets will be realized. Realization of these assets is primarily dependent on the ability of the Company to generate taxable income in the future. Some of the factors that the Company used to make this determination are: the Company's recently improved operating results; a significant portion of the deferred tax assets is deductible over fifteen years; tax losses can be carried forward for twenty years; a portion of the losses can be carried back to prior years. The amount of the deferred tax assets considered realizable could be reduced in the near term if the Company's estimates of future taxable income are reduced. This could result in a charge to net income.

NOTE 6--EMPLOYEE BENEFIT PLANS:

THRIFT PLAN

    The Company participates in the Axel Johnson Thrift Plan (the "Thrift Plan") qualified under Section 401(k) of the Internal Revenue Code. Heretofore, the Thrift Plan allowed employees to defer up to 21% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. The Company matched 60% of employee contributions made on a pre-tax basis and 30% of employee contributions made on an after-tax basis, subject to a maximum of 6% of total eligible employee compensation in 1999. Company contributions vest ratably over five years of service or two years of plan participation, whichever occurs first. Contributions by the Company under the Thrift Plan amounted to $529,000, $640,000 and $503,000 in 1999, 1998 and 1997,
respectively.

PENSION PLAN

    Effective March 31, 1998, the Company's employees ceased to accrue benefits under the Axel Johnson sponsored defined benefit pension plan, the Axel
Johnson Inc. Retirement Plan. Accrued liabilities prior to March 31, 1998 will remain in the Axel Johnson pension plan until benefits are paid to employees upon termination or retirement in a manner prescribed by the plan. After March 1998, Company employees also ceased to accrue benefits under Axel Johnson's unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined pension plan are reduced due to limitations under federal tax laws.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following sets forth the Company's benefit obligation and the net periodic pension costs for both plans as required by Statement of Financial Accounting Standard No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits":

                                                               1999          1998
                                                             --------      --------
                                                                 (IN THOUSANDS)
Reconciliation of projected benefit obligations
  Projected benefit obligation at January 1,...............   $4,339        $4,016
  Service cost.............................................       15           144
  Interest cost............................................      312           270
  Actuarial gain...........................................     (285)          (29)
  Benefits paid............................................     (134)          (62)
                                                              ------        ------
  Projected benefit obligation at December 31,.............   $4,247        $4,339
                                                              ------        ------
Weighted-average assumptions as of December 31,
  Discount rate............................................     7.75%         7.00%
  Expected return on plan assets...........................     9.50%         9.50%
  Rate of compensation increase............................     4.50%         4.25%

Components of net periodic (benefit) cost
  Service cost.............................................   $   15        $  144
  Interest cost............................................      312           270
  Expected return on assets................................     (331)         (284)
  Net amortization.........................................       (5)           (7)
                                                              ------        ------
  Net periodic (benefit) cost..............................   $   (9)       $  123
                                                              ------        ------

    Certain elements of pension cost, including expected return on assets and net amortization, were allocated based on the relationship of the projected benefit obligation (PBO) for the Company to the total PBO of the defined benefit pension plan. The PBO for Company employees with accrued benefits in the unfunded Retirement Restoration Plan is $315,000 and $323,000 as of December 31, 1999 and 1998, respectively.

    In March 1997, 25,518 shares of Class A Common Stock were issued to certain employees at a cost of $12 per share in connection with the cancellation of the Company's Long-Term Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

    The Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), for which 685,000 shares of Class A Common Stock were reserved for issuance. The Board of Directors approved an additional 100,000 shares allotment for the plan in 2000 subject to stockholder approval. The Purchase Plan permits eligible employees to purchase Class A Common Stock at the beginning or at the end of each six-month offering period subject to various limitations. The offering periods commence each February and August. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year, or 1,000 shares in each offering period. A total of 100,000, 129,000 and 62,000 shares of Class A Common Stock were issued under the Purchase Plan in 1999, 1998, and 1997, respectively.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    In 1996, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and reserved a total of 205,000 shares of the Company's Class A Common Stock for issuance thereunder. The Board of Directors approved an additional 100,000 shares allotment for the plan in 2000 subject to stockholder approval. The Directors' Plan provides for the grant of stock options pursuant to an automatic grant mechanism to members of the Board of Directors who are not employees of the Company or of Axel Johnson. Each non-employee director will receive an initial grant, upon first becoming a director, to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter will receive an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual occurrences and each annual grant vests in full in the third year following the date of grant. Options expire one year after termination of Board Service or ten years after the date of grant.

STOCK INCENTIVE PLAN

    The Company adopted a Stock Incentive Plan (the "Incentive Plan") for which 3,985,000 shares of Class A Common Stock have been reserved for issuance thereunder. The Board of Directors approved an additional 2,800,000 shares allotment for the plan in 2000 subject to stockholder approval. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Administrator"). The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest over a four-year period from the date of grant.

    The following table summarizes activity under the Directors' and the Incentive Plans:

                                                                    OPTIONS OUTSTANDING
                                                   -----------------------------------------------------
                                                        DIRECTORS' PLAN             INCENTIVE PLAN
                                                   -------------------------   -------------------------
                                                                    WEIGHTED                    WEIGHTED
                                                       NUMBER       AVERAGE        NUMBER       AVERAGE
                                                         OF         EXERCISE         OF         EXERCISE
                                                       SHARES        PRICE         SHARES        PRICE
                                                   --------------   --------   --------------   --------
                                                   (IN THOUSANDS)              (IN THOUSANDS)
December 31, 1996................................        54          $12.00         1,298        $12.00
Granted..........................................        18           11.00           468         11.00
Canceled.........................................        --              --          (147)        11.85
                                                        ---                        ------
December 31, 1997................................        72           11.75         1,619         11.72
Granted..........................................        30            6.85         2,266          3.09
Canceled.........................................       (18)          11.67        (1,982)        10.43
                                                        ---                        ------
December 31, 1998................................        84           10.02         1,903          2.79
Granted..........................................        18            2.75         1,307          3.64
Exercised........................................        --              --           (13)         1.75
Canceled.........................................       (24)           6.06          (457)         5.99
                                                        ---                        ------
December 31, 1999................................        78            9.56         2,740          2.67
                                                        ===                        ======

Options exercisable at December 31, 1999.........        42          $10.96           393        $ 1.83

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    On November 16, 1998, the Company canceled options to purchase 1,387,000 shares of Class A Common Stock with exercise prices ranging from $2.38 to $12.00 previously granted to employees, and issued replacement options at an exercise price of $1.75, the market price of the Company's stock on November 16, 1998. The reissued options vest over four years from the date of re-issuance.

    The following table summarizes information about stock options outstanding at December 31, 1999, under both the Directors' Plan and the Incentive Plan (number of options in thousands):

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                          -------------------------------------   -----------------------
                                             NUMBER       WEIGHTED                   NUMBER
                                          OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                               AT         REMAINING    AVERAGE         AT        AVERAGE
                                          DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                      1999       LIFE(YEARS)    PRICE         1999        PRICE
------------------------                  ------------   -----------   --------   ------------   --------
$1.01 - $3.00...........................     1,482           8.9        $ 1.78        390         $ 1.75
$3.01 - $5.00...........................     1,271           9.7        $ 3.68          6         $ 4.75
$9.01 - $11.00..........................        24           7.9        $10.50         --         $   --
$11.01 - $12.00.........................        41           7.0        $11.98         39         $11.99
                                             -----                                    ---
  Total/Average.........................     2,818           9.2        $ 2.86        435         $ 2.71
                                             =====                                    ===

PRO FORMA INFORMATION

    As permitted under SFAS 123, the Company is continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB 25. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are described below.

    The fair value of these options was estimated at the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions:

                                             DIRECTORS' AND INCENTIVE                       EMPLOYEE STOCK
                                                STOCK OPTION PLANS                          PURCHASE PLAN
                                       ------------------------------------      ------------------------------------
                                         1999          1998          1997          1999          1998          1997
                                       --------      --------      --------      --------      --------      --------
Risk-free interest rate..........        5.83%         4.54%         5.85%         5.34%         5.30%         5.30%
Expected volatility..............          70%           70%           60%           70%           70%           60%
Expected dividend yield..........           0%            0%            0%            0%            0%            0%
Expected life....................        3.50          3.61          4.04          0.50          0.50          0.50

    The weighted average estimated fair value of options granted under the Directors' Plan, the Incentive Plan and the Purchase Plan were as follows:

                                              DIRECTORS'   INCENTIVE   EMPLOYEE STOCK
                                                 PLAN        PLAN      PURCHASE PLAN
                                              ----------   ---------   --------------
1997 grants.................................     $6.36       $5.54          $3.05
1998 grants.................................     $4.27       $1.64          $2.65
1999 grants.................................     $1.71       $1.92          $0.98

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective options. The Company's pro forma information for the years ended December 31 is as follows (in thousands, except per share information):

                                                      1999       1998       1997
                                                    --------   --------   --------
Net loss--as reported.............................  $(1,272)   $(7,088)   $(3,759)
Net loss--pro forma...............................  $(3,205)   $(9,174)   $(6,822)

Basic and diluted net loss per share--as
  reported........................................  $ (0.07)   $ (0.39)   $ (0.21)
Basic and diluted net loss per share--pro forma...  $ (0.17)   $ (0.51)   $ (0.38)

NOTE 7--LEASES:

    Operating lease commitments are related primarily to the Company's buildings in Milpitas, California and Research Triangle Park, North Carolina and have terms that expire in 2004 and 2010, respectively. Total rent expense in 1999, 1998 and 1997, was $2,539,000, $2,607,000, and $1,404,000, respectively.
Sublease rental income was $901,000, $786,000 and $83,000 in 1999, 1998 and 1997
respectively. Future annual minimum lease payments under all noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

Years ending December 31,
2000........................................................  $ 2,421
2001........................................................    2,413
2002........................................................    2,403
2003........................................................    2,473
2004 and thereafter.........................................    4,284
                                                              -------
                                                              $13,994
                                                              =======

    Commitments under capital leases are $59,833 for 2000. This amount includes interest of $1,468.

    Total minimum rental income to be received in the future under non-cancelable subleases was $149,074 as of December 31, 1999.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    In April 1998, the Company received notification from the General Services Administration ("GSA") that it had completed its audit of the Company's two product supply contracts that were subject to GSA regulations. At December 31, 1997, the Company had a reserve of $532,000 to cover potential pricing deficiencies, associated audit and legal costs and penalties under these contracts. As a result of the notification by GSA, the Company released the reserve of $532,000 in the second quarter of 1998, which resulted in a reduction in selling, general, and administrative expenses for the year. The Company believes that no additional liabilities will result from this matter.

    At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. As a result of anticipated continued usage of these ICs, the Company

                              LARSCOM INCORPORATED

NOTE 8--COMMITMENTS AND CONTINGENCIES: (CONTINUED) entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. As of December 31, 1999, the Company is obligated to purchase $661,000 of these ICs by 2001.

    In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

NOTE 9--ACQUISITION:

    On December 31, 1997, the Company completed a triangular merger with NetEdge Systems Inc. ("NetEdge"). The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. At that time, the Company estimated that the useful economic lives of the current technology, trademarks and goodwill were five, seven and six years, respectively. The Company determined that no alternative future use existed for the in-process research and development and therefore recorded a charge to earnings of $20,120,000 in 1997.

    Research and development projects underway at the date of the acquisition of NetEdge were classified into two different categories--enhancements to the existing EDGE hardware platform and development of a new hardware platform. The values of the in-process research and development were determined based on the expected net discounted cash flows to be generated from the products under development at the date of acquisition. A discount rate of 35% was used to calculate discounted future cash flows, which reflects the inherent risks of the research and development efforts. The values attributed to the enhancements to the existing EDGE hardware platform and the development of a new hardware platform were $6,070,000 and $14,050,000, respectively, as of December 31, 1997. The most sensitive factor in determining the expected net discounted cash flows from these projects was revenues.

    Of the total purchase consideration, $6,300,000 was placed into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In 1999, $2,147,000 was released to the shareholders of NetEdge. In 1998, $600,000 of the escrow amount was released to the Company and $400,000 was released to the shareholders of NetEdge. There remained $3,589,000 in escrow, representing principal and accrued interest on December 31, 1999, which is expected to be released by December 31, 2000.

                              LARSCOM INCORPORATED

NOTE 9--ACQUISITION: (CONTINUED)
    The consideration and fair values of the assets acquired are as follows (in thousands):

Cash consideration..........................................  $25,793
Acquisition costs...........................................    1,182
                                                              -------
                                                              $26,975
                                                              -------

Fair value of assets acquired:
  Tangible assets...........................................  $ 5,994
  Current technology........................................    8,590
  Trademarks................................................      560
  Goodwill..................................................    1,493
  In-process research and development.......................   20,120
  Liabilities assumed.......................................   (9,782)
                                                              -------
                                                              $26,975
                                                              -------

    As a result of the review and refocus of the Company's business in October 1998, the Company reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The review and refocus was precipitated by successively lower quarterly revenues during the year for the Company as a whole and by worse than anticipated revenues from the NetEdge product family. The Company determined that the sum of the estimated future cash flows related to the EDGE products were less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of estimated future cash flows of those assets. As a result of this review, the Company recognized an impairment loss of $7,915,000 in 1998, principally related to the current technology.

    As a result of adjustments to the purchase price made in 1998, goodwill, which was originally recorded at $1,493,000, was adjusted down to $1,145,000. In addition, goodwill was further written down in 1998 to $854,000 as a result of the impairment analysis and is amortized over its revised estimated useful economic life of three years. At December 31, 1999, the net book value of the goodwill was $448,000.

NOTE 10--RESTRUCTURING:

    In October 1998, the Company announced a corporate restructuring designed to better align its expenses with anticipated revenues and to tighten its focus on opportunities that offer the best long-term growth potential. The restructuring included a work force reduction of approximately 16%. The restructuring charge included $876,000 of employee severance, $89,000 of asset write-downs and $249,000 of other expenses. As of December 31, 1998, $541,000 remained accrued which was paid in 1999.

                              LARSCOM INCORPORATED

NOTE 11--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                       QUARTERS ENDED
                                         -------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                           1999        1999       1999        1999
                                         ---------   --------   ---------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................   $12,246    $13,198     $13,265    $14,130
Gross profit...........................   $ 5,688    $ 6,121     $ 6,990    $ 7,617
Net income (loss)......................   $(1,019)   $  (702)    $   (28)   $   477
Basic and diluted earnings (loss) per
  share................................   $ (0.06)   $ (0.04)    $    --    $  0.02

                                                       QUARTERS ENDED
                                         -------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                           1998        1998       1998        1998
                                         ---------   --------   ---------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................   $22,330    $18,639     $18,212    $13,552
Gross profit...........................   $12,169    $ 8,440     $ 5,309    $ 5,898
Net income (loss) (1)..................   $ 1,704    $  (341)    $(2,287)   $(6,164)
Basic and diluted earnings (loss) per
  share................................   $  0.09    $ (0.02)    $ (0.13)   $ (0.34)

------------------------

(1) The quarter ended December 31, 1998 includes restructuring expense and intangible asset write-downs of $9,129,000 and related tax effects. See Note 9 and 10 for more details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements with the outside auditors on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days after fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days after fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days after fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days after fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a)  The following documents are filed as a part of this Report:

           1.  Financial statements--See Item 8 of this report

           2.  Exhibits

       EXHIBIT
       NUMBER
---------------------
         2.1            (3)  Agreement and Plan or Reorganization, dated as of
                               December 2, 1997, among Larscom Incorporated, a Delaware
                               corporation, LPH Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Larscom, and NetEdge
                               Systems, Inc., a Delaware corporation.

         3.2            (1)  Amended and Restated Certificate of Incorporation of the
                               Registrant as filed in the State of Delaware on
                               December 11, 1996.

        10.1            (1)  Larscom Incorporated Stock Option Plan For Non-Employee
                               Directors

        10.2            (1)  Larscom Incorporated Stock Incentive Plan

        10.3            (1)  Larscom Incorporated Employee Stock Purchase Plan

        10.5            (1)  Partnership Agreement among Vanderson Construction, Donn H.
                               Byrne, John D. Brady, Thomas J. Cunningham, Jr. and the
                               Company

        10.6            (1)  Services Agreement between Axel Johnson and the Company

        10.7            (1)  Credit Agreement between Axel Johnson and the Company

        10.8            (1)  Tax Sharing Agreement between Axel Johnson and the Company

        10.9            (1)  Note between Axel Johnson and the Company dated August 23,
                               1996

        10.10           (1)  Registration Rights Agreement between Axel Johnson and the
                               Company

        10.11           (2)  Lease Agreement between Berg & Berg Enterprises Inc. and the
                               Company

        10.12           (4)  Amendment No. 1 to Credit Agreement between Axel Johnson and the Company

        11.1            (5)  Statement re computation of per share earnings

        21.1            (5)  Subsidiaries of the Registrant

        23.1            (5)  Consent of Independent Accountants

        24              (6)  Power of Attorney

        27              (5)  Financial Data Schedule

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

(4) Incorporated by reference to identically numbered exhibit filed in response to item 14a, "exhibits" of the registrant's report on Form 10-K for the fiscal year ended December 31, 1998.

(5) Filed herewith.

(6) See page 52.

    b)  Reports on Form 8-K

        The Company filed one report on Form 8-K during the fourth quarter ended December 31, 1999. Information regarding the item reported is as follows:
    Date--November 18, 1999, Press release regarding the launch of an aggressive expansion plan and the impact of such a program on future financial results as well as the resignation of Donald Green from Larscom's Board of Directors.

    c)  Exhibits

        See Item 14(a) 2 above.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    KNOW ALL PERSONS BY THESE PRESENTS, that each natural person whose signature appears below hereby constitutes and appoints Robert Coackley as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K for the year ending December 31, 1999, and to file the same, exhibits and other documents in connection therewith, with Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Form 10-K.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                 /s/ ROBERT COACKLEY
     -------------------------------------------       President and Chief Executive   March 24, 2000
                   Robert Coackley                       Officer

                                                       Vice President, Finance and
                /s/ DONALD W. MORGAN                     Chief Financial Officer
     -------------------------------------------         (Chief Financial Officer and  March 24, 2000
                  Donald W. Morgan                       Principal Accounting
                                                         Officer)

                 /s/ DONALD G. HEITT
     -------------------------------------------       Director                        March 24, 2000
                   Donald G. Heitt

              /s/ LAWRENCE D. MILLIGAN
     -------------------------------------------       Director                        March 24, 2000
                Lawrence D. Milligan

                /s/ HARVEY L. POPPEL
     -------------------------------------------       Director                        March 24, 2000
                  Harvey L. Poppel

               /s/ RICHARD E. POSPISIL
     -------------------------------------------       Director                        March 24, 2000
                 Richard E. Pospisil

                /s/ JOSEPH F. SMORADA
     -------------------------------------------       Director                        March 24, 2000
                  Joseph F. Smorada