Form 10-Q
period 2000-03-31
LARSCOM INC
filed 2000-05-11
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

  ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

  (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

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

The number of the registrant's shares outstanding as of March 31, 2000, was 8,543,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I:   Financial Information .........................................    3

Item 1:   Financial Statements (Unaudited) ..............................    3
          Condensed Consolidated Balance Sheets .........................    3
          Condensed Consolidated Statements of Operations ...............    4
          Condensed Consolidated Statements of Cash Flows ...............    5
          Notes To Condensed Consolidated Financial Statements ..........    6

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    8

Item 3:   Quantitative and Qualitative Disclosures about
          Market Risk ...................................................   14


Part II:  Other Information .............................................   15

Item 1:   Legal Proceedings .............................................   15

Item 2:   Changes in Securities .........................................   15

Item 3:   Defaults upon Senior Securities ...............................   15

Item 4:   Submission of Matters to a Vote of Security Holders ...........   15

Item 5:   Other Information .............................................   15

Item 6:   Exhibits and Reports on Form 8-K ..............................   15

          a: Exhibits ...................................................   15
          b: Reports on Form 8-K ........................................   15
          Signatures ....................................................   16

PART I:           FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

                                      LARSCOM INCORPORATED
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands) (Unaudited)

                                                                    MARCH 31,  DECEMBER 31,
                                                                      2000        1999
                                                                     --------    --------
                                       ASSETS

Current assets:
     Cash and cash equivalents ...................................   $ 15,632    $  7,009
     Short-term investments ......................................     13,195      22,199
     Accounts receivable, net ....................................      8,310       7,769
     Inventories .................................................      6,309       5,821
     Deferred income taxes .......................................      3,859       3,961
     Income taxes receivable .....................................      1,898       1,750
     Prepaid expenses and other current assets ...................      1,435       1,671
                                                                     --------    --------
        Total current assets .....................................     50,638      50,180
Property and equipment, net ......................................      4,398       4,781
Deferred income taxes ............................................     11,653      11,419
Other non-current assets, net ....................................        427         482
                                                                     --------    --------
        Total assets .............................................   $ 67,116    $ 66,862
                                                                     ========    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................   $  3,155    $  3,464
     Accrued expenses and other current liabilities ..............      8,625       7,728
     Due to Axel Johnson Inc......................................        426         341
                                                                     --------    --------
        Total current liabilities ................................     12,206      11,533
Other non-current liabilities ....................................        566         534
                                                                     --------    --------
        Total liabilities ........................................     12,772      12,067
                                                                     --------    --------

Commitments and contingencies (Note 5)

Stockholders' equity:
     Class A Common Stock ........................................         86          84
     Class B Common Stock ........................................        100         100
     Additional paid-in capital ..................................     82,136      81,860
     Accumulated other comprehensive income ......................         (5)         (6)
     Accumulated deficit .........................................    (27,973)    (27,243)
                                                                     --------    --------
        Total stockholders' equity ...............................     54,344      54,795
                                                                     --------    --------
        Total liabilities and stockholders' equity ...............   $ 67,116    $ 66,862
                                                                     ========    ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data) (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
Revenues .............................................................   $ 13,036    $ 12,246
Cost of revenues .....................................................      5,992       6,558
                                                                         --------    --------
      Gross profit ...................................................      7,044       5,688
                                                                         --------    --------

Operating expenses:
    Research and development .........................................      2,571       2,340
    Selling, general and administrative ..............................      5,900       5,294
                                                                         --------    --------
      Total operating expenses .......................................      8,471       7,634
                                                                         --------    --------

Loss from operations .................................................     (1,427)     (1,946)
      Interest and other income ......................................        401         247
                                                                         --------    --------
Loss before income taxes .............................................     (1,026)     (1,699)
      Income tax benefit .............................................       (296)       (680)
                                                                         --------    --------
Net loss .............................................................   $   (730)   $ (1,019)
                                                                         ========    ========

Basic and diluted net loss per share .................................   $  (0.04)   $  (0.06)
                                                                         ========    ========

Basic and diluted weighted average shares ............................     18,471      18,297
                                                                         ========    ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
Cash flows from operating activities:
    Net loss .........................................................   $   (730)   $ (1,019)
    Depreciation and amortization ....................................        660         889
    Deferred income taxes ............................................       (132)       (453)
    Net (increase) decrease in working capital .......................       (286)      1,418
                                                                         --------    --------
Net cash (used) provided by operating activities .....................       (488)        835
                                                                         --------    --------

Cash flows from investing activities:
    Purchases of property and equipment ..............................       (221)       (149)
    Purchases of short-term investments ..............................     (7,998)    (10,217)
    Sales of short-term investments ..................................      1,700      19,318
    Maturities of short-term investments .............................     15,302          --
                                                                         --------    --------
Net cash used by investing activities ................................      8,783       8,952
                                                                         --------    --------

Cash flows from financing activities:
    Advances from (repayments to) Axel Johnson Inc....................         85        (201)
    Payment of capital lease obligations .............................        (35)        (74)
    Proceeds from issuances of Class A Common Stock ..................        278         101
                                                                         --------    --------
Net cash provided (used) by financing activities .....................        328        (174)
                                                                         --------    --------
Increase in cash and cash equivalents ................................      8,623       9,613
Cash and cash equivalents at beginning of period .....................      7,009      10,265
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $ 15,632    $ 19,878
                                                                         ========    ========

Supplemental disclosure of cash flow information
Interest paid ........................................................   $      3    $      8
                                                                         --------    --------
Income taxes paid ....................................................   $     58    $     18
                                                                         --------    --------



      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's (the "Company") Report on Form 10-K for the year ended December 31, 1999. The results of operations for the first three months of 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):

                                                             MARCH 31,  DECEMBER 31,
                                                                2000       1999
                                                             ---------  ------------
Raw materials ..............................................   $2,091      $1,884
Work-in-process ............................................    2,098       1,847
Finished goods .............................................    2,120       2,090
                                                               ------      ------
                                                               $6,309      $5,821
                                                               ======      ======


NOTE 3--NET LOSS PER SHARE:

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and the dilutive effect of options to purchase common shares. The effect of options to purchase common shares is excluded from the computation if their effect is antidilutive.

     The following table shows how basic and diluted net loss per share are computed (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net loss ..............................................   $   (730)  $ (1,019)
                                                          ========   ========

Weighted average Class A and B
     Common Stock outstanding .........................     18,471     18,297

Basic and diluted net loss per share ..................   $  (0.04)  $  (0.06)
                                                          ========   ========

NOTE 4--COMPREHENSIVE INCOME:

     "Comprehensive income" includes all changes in equity from non-owner sources during the period. The only item of comprehensive income for the periods presented related to foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

NOTE 5--COMMITMENTS AND CONTINGENCIES:

     At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. As a result of anticipated continued usage of these ICs, the Company entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. As of March 31, 2000, the Company is obligated to purchase $563,000 of these ICs by 2001.

     The Company typically indemnifies its customers for any expenses or liabilities resulting from claims by third parties that its products infringe the patents, trademarks or copyrights of third parties.

NOTE 6--ACQUISITION:

     The Company acquired NetEdge Systems Inc. ("NetEdge"), by merger on December 31, 1997. The Company paid total merger consideration of $25,793,000 in cash, incurred acquisition costs of $1,182,000 and assumed liabilities of $9,782,000.

     Of the total purchase consideration, $6,300,000 was put into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In 1999, $2,147,000 was released to the shareholders of NetEdge. In 1998, $600,000 of the escrow amount was released to the Company and $400,000 was released to the shareholders of NetEdge. There remained $3,677,000 in escrow, representing principal and accrued interest on March 31, 2000, which is expected to be released by December 31, 2000.

NOTE 7--GEOGRAPHIC INFORMATION:

Revenue and long-lived assets related to operations in the United States and other countries as of and for the quarters ended March 31, 2000 and March 31, 1999 are as follows:

                                                                 LONG-LIVED
                                               REVENUES (a)        ASSETS
                                           -----------------   ---------------
                                            2000      1999      2000     1999
                                           -------   -------   ------   ------
United States ..........................   $11,090   $10,535   $4,813   $5,247
Other countries ........................     1,946     1,711       12       16
                                           -------   -------   ------   ------
Total ..................................   $13,036   $12,246   $4,825   $5,263
                                           =======   =======   ======   ======

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.


NOTE 8--RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the value of the derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which provides guidance on recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company does not expect SAB 101 to have a material effect on its financial position or results of operations.

                              LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUES. The Company's revenues of $13,036,000 for the first quarter ended March 31, 2000 represent a 6% increase over 1999's first quarter revenues of $12,246,000. The Orion 2000, which is designed for ATM Inverse Multiplexing, was the major contributor to the first quarter revenue growth over last year as market demand for fractional T3 applications continued to grow. Partially offsetting this increase were revenue declines in the ATM Access and Multiplexer product groups.

     The combined revenues for MCI WorldCom and AT&T, the Company's two largest customers, together accounted for 39% of revenues for first quarter 2000 versus 41% for the first quarter 1999. The revenue improvement in the first quarter of 2000 versus the first quarter of 1999 came from the Company's domestic distributor channels, direct sales to network service providers (NSPs) and shipments to international markets. Shipments to international locations represented 15% of total revenues during the first quarter of 2000 and were 14% ahead of the same period of 1999. This increase over last year is attributed to the Company's investment in expanding its international presence.

     GROSS PROFIT. As a percentage of revenues, gross profit for the three months ended March 31, 2000 increased by eight percentage points to 54%, as compared to 46% for the comparable period of 1999. The increase in gross profit from 1999 was primarily the result of lower expenses related to excess and obsolete inventory and improved manufacturing variances.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 10% to $2,571,000 in the three months ended March 31, 2000, from $2,340,000 in the three months ended March 31, 1999. The increase was primarily due to higher headcount in concert with the Company's strategic initiative to grow the business through investment in new product development.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 11% to $5,900,000 during the three months ended March 31, 2000, as compared to $5,294,000 in the comparable 1999 period. The increase was due primarily to the Company's greater investment in its international sales force and higher sales commissions.

     Selling, general and administrative expenses include charges from Axel Johnson Inc. ("Axel Johnson") for legal, accounting, tax, treasury, human resources and administrative services of $113,000 for the first quarter of 2000 and $110,000 for the first quarter of 1999.

       INTEREST AND OTHER INCOME. Interest income was $425,000 for the three months ended March 31, 2000, as compared to $264,000 for the same period in 1999. The Company's investment portfolio is generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. The increase in interest income over the first quarter of 1999 was primarily due to higher average market interest rates as well as from higher average cash balances in 2000.

     PROVISION FOR INCOME TAXES. The effective tax benefit rate of 29% for the three months ended March 31, 2000, differs from the federal statutory rate primarily because of state income taxes.

     At March 31, 2000, the Company had deferred tax assets of $15,512,000. These assets primarily relate to expected future tax benefits from the amortization of intangible assets. The amortization of the intangible assets is deductible for tax purposes in equal amounts over the next 12 years. The remaining deferred tax assets relate to inventory reserves and accrued expenses. The Company has not taken a valuation allowance against the deferred tax assets because it believes it is more likely than not that the benefits are realizable. However, realization of these assets is primarily dependent on the Company's ability to generate taxable income in the future. The determination of the Company's ability to use the deferred tax assets is based on the Company's recently improved operating results as well as the following factors:

     - A significant portion of the deferred tax assets is deductible over the next 12 years.
     -    Tax losses can be carried forward for 20 years.
     -    A portion of the losses can be carried back to prior years.

     If the Company were to reduce significantly its estimate of future taxable income, the Company would probably have to record an allowance against its deferred tax asset. Such a change could have a materially adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used cash of $488,000 in the first quarter. The Company's net loss was almost entirely offset by non-cash items consisting of depreciation and amortization. The primary reason for the negative net operating cash position was an increase in working capital of $286,000, due to higher accounts receivable and inventory balances.

     Capital expenditures in the first quarter were $221,000. Such expenditures consisted principally of the purchase of computers, software and test equipment. The Company anticipates capital expenditures to total $2,000,000 in 2000.

     The Company has a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson (the "Credit Agreement"). The Credit Agreement expires in December 2000. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date the Company has not found it necessary to use this line of credit. In addition to the Credit Agreement, the Company and Axel Johnson have an administrative service agreement and a tax sharing agreement for the purposes of defining the on-going relationship between the two entities.

     At March 31, 2000, the Company had cash and cash equivalents of $15,632,000 and short term investments of $13,195,000. The Company believes that working capital, together with its line of credit and funds generated from operations will provide adequate liquidity to meet its operating and capital requirements at least through 2000. There can, however, be no assurance that future events, such as the potential use of cash to fund any significant losses that the Company might incur or acquisitions the Company might undertake, will not require it to seek additional capital and, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD-LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH BELOW AS WELL AS OTHER RISKS AND UNCERTAINTIES IT MAY DESCRIBE FROM TIME TO TIME IN OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO REVIEW CAREFULLY AND CONSIDER THE VARIOUS RISKS AND UNCERTAINTIES DESCRIBED IN THIS REPORT AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     CUSTOMER CONCENTRATION. The Company believes that its relationships with large customers, particularly NSPs and Internet service providers (ISPs), will be critical to the Company's future success. A small number of customers have accounted for a majority of the Company's revenues in each of the past several years. During 1999, 1998 and 1997, two customers, MCI WorldCom and its subsidiaries and AT&T, together accounted for 41%, 44% and 55% of the Company's revenues, respectively. In September 1998, MCI and WorldCom merged and in May 1999, AT&T purchased the IBM Global Network from IBM. The percentages stated above were restated for 1999, 1998 and 1997 as if the acquisitions had been effect in those years. Accordingly, the Company's revenues are currently highly dependent on continued orders from these two large customers.

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

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. The Company's operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond its control. A small number of customers have accounted for a significant percentage of its sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which are subject to change on limited notice, in addition to the effect of competitors' product offerings. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of the Company's sales are in the form of large orders with short delivery times to a limited number of customers, its backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by the Company or its competitors of new products and technologies could cause customers to defer, limit, or end purchases of the Company's existing products. In the event that the Company were to lose one or more large customers, anticipated orders from major customers were to fail to materialize, delivery schedules were to be deferred or canceled as a result of the above factors or other unanticipated factors, then the Company's business and operating results would be materially adversely affected. Consequently, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

     While gross profit margins in 2000 may be higher than in 1999, particularly due to the impact in 1999 of additional expenses related to excess and obsolete inventory, gross margins are not expected to reach the levels achieved before 1998 due to increased competition. In addition, the Company is currently developing an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

     The Company established its expense levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, the Company's inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on its operating results. Moreover, the Board of Directors, on November 17, 1999, approved funding for an aggressive program to develop new products and expand into new markets that is expected to result in operating losses for 2000. If the Company is not successful in achieving its revenue expectations, or expenses are higher than expected, losses could continue beyond 2000.

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

     The Company markets its products internationally through non-exclusive distribution agreements with international distributors and systems integrators. To date the use of a distribution channel outside the US has not been particularly successful. To focus on sales to Europe, the Middle East and Africa, the Company has created a regional sales team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers. In early 2000, the Company established a direct sales office in Hong Kong to focus on the Asian market. If these initiatives are not successful, the Company's results could be materially adversely affected.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. The Company's future operating results are highly dependent on market acceptance of the Company's recently introduced products and products that may be introduced in the future. These include, for example, the WANmaker line of CSU/DSU products and the Orion 2000 and iPLEX 6000 in the Inverse Multiplexer product line, which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance. In addition, the Company has, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. The Company's potential inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of its new products or releases could have a material adverse effect on its business and operating results.

     YEAR 2000. As of April 2000, there were no significant reported Year 2000 problems either in the Company, its principal customers or suppliers. The Company cannot assert that it, its suppliers or its customers, will not be affected by undiscovered Year 2000 problems. The Company will continue to monitor its products, internal systems, principal suppliers and customers to try to ensure no significant compliance problems exist concerning Year 2000 issues.

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

     At the end of 1998, vendors of three integrated circuits ("ICs") notified the Company regarding their intent to cease production. As a result of anticipated continued usage of these ICs, the Company entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. As of March 31, 2000, the Company is obligated to purchase $563,000 of these ICs by 2001. The Company may consider redesigning its products to replace those ICs. The Company has attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of the Company's products in determining the quantities to purchase. While the Company believes that it will use all the quantities it has agreed to purchase, there can be no assurance that its estimates are correct. If the Company's estimates are not correct and requirements for these ICs are less or more than anticipated, it could have a material adverse effect on the Company's business and results of operations.

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

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS. Sales outside the US approximated 15% of the Company's revenues for the first quarter of 2000. The conduct of business outside the US is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the US could deny or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on its business and operating results.

     COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for the Company's products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the US, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM and DSL evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of its products, which in turn could have a material adverse effect on its business and operating results.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of its efforts to grow its business, the Company reviews acquisition prospects that would potentially complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Any future acquisitions by the Company could result in potentially dilutive issuances of equity securities and/or the issuances of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Class A Common Stock. In this regard, as a result of the ownership interest of Axel Johnson in the Company, the Company will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to integrate successfully any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

     LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. The Company relies upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in its products and technologies. Although the Company has been issued only one US patent to date, it believes that the success of its business depends primarily on its proprietary technology, information, processes, and expertise, rather than patents. Much of the Company's proprietary information and technology is not patented and may not be patentable. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company has entered into confidentiality and invention assignment agreements with all of its employees, and entered into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business and operating results could be materially adversely affected.

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

                           Not Applicable.

Item 5:           Other Information:

                           Not Applicable.

Item 6:           Exhibits and Reports on Form 8-K:

                  a:       Exhibits:

                           27, Financial Data Schedule

                  b:       Reports on Form 8-K:

                           The Company issued one report on Form 8-K during the first quarter of 2000. Information regarding the item reported is as follows: Larscom Incorporated issued a press release on February 1, 2000 regarding the appointment of Richard E. Pospisil to its Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LARSCOM INCORPORATED



DATE     May 4, 2000               BY     /s/ Robert Coackley
         -----------------                -----------------------------------

                                          Robert Coackley
                                          President and Chief Executive Officer