Form 10-Q
period 2000-06-30
LARSCOM INC
filed 2000-08-07
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

The number of the registrant's shares outstanding as of July 31, 2000, was 8,633,404 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

     Part I:   Financial Information . . . . . . . . . . . . . . . . . . . . . . . .   3

     Item 1:   Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . .   3
               Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . .   3
               Condensed Consolidated Statements of Operations . . . . . . . . . . .   4
               Condensed Consolidated Statements of Cash Flows . . . . . . . . . . .   5
               Notes To Condensed Consolidated Financial Statements  . . . . . . . .   6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . .   9

     Item 3:   Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


     Part II:  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Item 1:   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Item 2:   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .  16

     Item 3:   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . .  16

     Item 4:   Submission of Matters to a Vote of Security Holders . . . . . . . . .  16

     Item 5:   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Item 6:   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  16

               a: Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
               b: Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  16

PART I:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS


                           LARSCOM INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands) (Unaudited)

                                                                                                  JUNE 30,    DECEMBER 31,
                                                                                                    2000         1999
                                                                                                  -------     -----------
                                                   ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $13,555      $ 7,009
    Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,545       22,199
    Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,705        7,769
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,422        5,821
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,935        3,961
    Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,952        1,750
    Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . .       1,427        1,671
    Due from Axel Johnson Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         407            -
                                                                                                  -------      -------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      51,948       50,180
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,188        4,781
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,618       11,419
Other non-current assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         370          482
                                                                                                  -------      -------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $68,124      $66,862
                                                                                                  =======      =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,931       $3,464
    Accrued expenses and other current liabilities  . . . . . . . . . . . . . . . . . . . . .       9,362        7,728
    Due to Axel Johnson Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          341
                                                                                                  -------      -------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,293       11,533
Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         593          534
                                                                                                  -------      -------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,886       12,067
                                                                                                  -------      -------
Commitments and contingencies (Note 5)
Stockholders' equity:
    Class A Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          86           84
    Class B Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100          100
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,199       81,860
    Accumulated other comprehensive loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (4)          (6)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (28,143)     (27,243)
                                                                                                  -------      -------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,238       54,795
                                                                                                  -------      -------
        Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . .     $68,124      $66,862
                                                                                                  -------      -------


     See accompanying Notes to Condensed Consolidated Financial Statements

                             LARSCOM INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share data) (Unaudited)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                  --------------------------  --------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . .     $ 14,802      $ 13,198      $ 27,838      $ 25,444
Cost of revenues . . . . . . . . . . . . . . . .        6,969         7,077        12,961        13,635
                                                  ------------  ------------  ------------  ------------
      Gross profit . . . . . . . . . . . . . . .        7,833         6,121        14,877        11,809
                                                  ------------  ------------  ------------  ------------

Operating expenses:
    Research and development . . . . . . . . . .        2,424         2,116         4,995         4,456
    Selling, general and administrative  . . . .        6,096         5,446        11,996        10,740
                                                  ------------  ------------  ------------  ------------
      Total operating expenses . . . . . . . . .        8,520         7,562        16,991        15,196
                                                  ------------  ------------  ------------  ------------

Loss from operations . . . . . . . . . . . . . .         (687)       (1,441)       (2,114)       (3,387)
      Interest and other income  . . . . . . . .          435           272           836           519
                                                  ------------  ------------  ------------  ------------
Loss before income taxes . . . . . . . . . . . .         (252)       (1,169)       (1,278)       (2,868)
      Income tax benefit . . . . . . . . . . . .          (82)         (467)         (378)       (1,147)
                                                  ------------  ------------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . .     $   (170)     $   (702)     $   (900)     $ (1,721)
                                                  ============  ============  ============  ============

Basic and diluted net loss per share . . . . . .     $  (0.01)     $  (0.04)     $  (0.05)     $  (0.09)
                                                  ============  ============  ============  ============
Basic and diluted weighted average shares  . . .       18,556        18,313        18,513        18,305
                                                  ============  ============  ============  ============


     See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                       --------------------------------
                                                                            2000              1999
                                                                       --------------    --------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (900)        $  (1,721)
    Depreciation and amortization  . . . . . . . . . . . . . . . . .          1,294             1,818
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .           (173)             (297)
    Net decrease in working capital  . . . . . . . . . . . . . . . .            708             2,368
                                                                       --------------    --------------
Net cash provided by operating activities  . . . . . . . . . . . . .            929             2,168
                                                                       --------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment . . . . . . . . . . . . . . .          (589)             (418)
    Purchases of short-term investments . . . . . . . . . . . . . . .       (14,348)          (13,719)
    Sales of short-term investments . . . . . . . . . . . . . . . . .        21,003            20,318
                                                                       --------------    --------------
Net cash provided by investing activities . . . . . . . . . . . . . .         6,066             6,181
                                                                       --------------    --------------

Cash flows from financing activities:
    Repayments to Axel Johnson Inc. . . . . . . . . . . . . . . . . .          (747)             (977)
    Payment of capital lease obligations  . . . . . . . . . . . . . .           (45)             (129)
    Proceeds from issuances of Class A Common Stock . . . . . . . . .           341               101
                                                                       --------------    --------------
Net cash used by financing activities . . . . . . . . . . . . . . . .          (451)           (1,005)
                                                                       --------------    --------------
Effect of exchange rates on cash  . . . . . . . . . . . . . . . . . .             2               (17)
                                                                       --------------    --------------
Increase in cash and cash equivalents . . . . . . . . . . . . . . . .         6,546             7,327
Cash and cash equivalents at beginning of period  . . . . . . . . . .         7,009            10,265
                                                                       --------------    --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .     $  13,555         $  17,592
                                                                       ==============    ==============

Supplemental disclosure of cash flow information
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       4         $      14
                                                                       --------------    --------------
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .     $      64         $      86
                                                                       --------------    --------------


     See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the six months ended June 30, 2000 and 1999 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Larscom Incorporated's ("Larscom") Report on Form 10-K for the year ended December 31, 1999. The results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):

                                                                        JUNE 30,      DECEMBER 31,
                                                                          2000           1999
                                                                     -------------   ------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,940       $  1,884
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . .          1,266          1,847
Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .         2,216          2,090
                                                                    ------------    ------------
                                                                        $  6,422       $  5,821
                                                                    =============   ============


NOTE 3--NET LOSS PER SHARE:

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and the dilutive effect of options to purchase common shares. The effect of options to purchase common shares is excluded from the computation as their effect is antidilutive.

     The following table shows how basic and diluted net loss per share are computed (in thousands, except per share data):

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                         ----------------------  ----------------------
                                                           2000        1999        2000        1999
                                                         ----------  ----------  ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . .     $ (170)     $ (702)     $ (900)    $(1,721)
                                                         ==========  ==========  ==========  ==========

Weighted average Class A and B Common Stock
    outstanding  . . . . . . . . . . . . . . . . . . .     18,556      18,313      18,513      18,305

Basic and diluted loss per share . . . . . . . . . . .    $ (0.01)    $ (0.04)    $ (0.05)    $ (0.09)
                                                         ==========  ==========  ==========  ==========

NOTE 4--COMPREHENSIVE INCOME:

      "Comprehensive income" includes all changes in equity from non-owner sources during the period. The only item of comprehensive income for the periods presented related to foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

NOTE 5--COMMITMENTS AND CONTINGENCIES:

     At the end of 1998, vendors of three integrated circuits ("ICs") notified us regarding their intent to cease production. As a result of anticipated continued usage of these ICs, we entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. As of June 30, 2000, we are obligated to purchase $566,000 of these ICs by 2001.

     We typically indemnify our customers for any expenses or liabilities resulting from claims by third parties that our products infringe the patents, trademarks or copyrights of third parties.

NOTE 6--ACQUISITION:

     We acquired NetEdge Systems Inc. ("NetEdge"), by merger on December 31, 1997. We paid total merger consideration of $25,793,000 in cash, incurred acquisition costs of $1,182,000 and assumed liabilities of $9,782,000.

     Of the total purchase consideration, $6,300,000 was put into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In 1999, $2,147,000 was released to the shareholders of NetEdge. In 1998, $600,000 of the escrow amount was released to us and $400,000 was released to the shareholders of NetEdge. There remained $3,520,000 in escrow, representing principal and accrued interest on June 30, 2000, which is expected to be released by December 31, 2000.

NOTE 7--GEOGRAPHIC INFORMATION:

     Revenue and long-lived assets related to operations in the United States and other countries as of the three and six months ended June
30, 2000 and June 30, 1999 are as follows (in thousands):

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
              REVENUES (a)                           JUNE 30,                       JUNE 30,
                                           ----------------------------   ---------------------------
                                               2000           1999           2000           1999
                                           -------------  -------------   ------------  -------------
United States . . . . . . . . . . . . . .      $ 13,164       $ 11,662        $24,254        $22,197
Other countries . . . . . . . . . . . . .         1,638          1,536          3,584          3,247
                                           -------------  -------------   ------------  -------------
Total                                          $ 14,802       $ 13,198        $27,838        $25,444
                                           =============  =============   ============  =============

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.

                                                       AS OF
            LONG-LIVED ASSETS                         JUNE 30,
                                           ----------------------------
                                               2000           1999
                                           -------------  -------------
United States                                   $ 4,543        $ 6,122
Other countries                                      15             18
                                           -------------  -------------
Total                                           $ 4,558        $ 6,140
                                           =============  =============

NOTE 8--RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the value of the derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We are required to adopt SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity and do not expect adoption of this new standard to have a significant impact on us.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which provides guidance on recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We do not expect our compliance with SAB 101 to result in a material effect on our financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 ("Opinion 25") for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We do not expect our compliance with FIN 44 to result in a material effect on our financial position or results of operations.

                              LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUES. Revenues of $14,802,000 for the second quarter ended June 30, 2000 represent a 12% increase over 1999's second quarter revenues of $13,198,000. The Orion 2000, which is designed for ATM Inverse Multiplexing, was the major contributor to the second quarter revenue growth over last year as market demand for fractional T3 applications continued to grow. Partially offsetting this increase were revenue declines in the Multiplexer product group. For the six months ending June 30, 2000, revenues totaled $27,838,000 or an increase of 9% over the comparable six-month period of 1999 when total revenues were $25,444,000. The Orion 2000 was the major contributor to the six-month increase over last year.

     The combined revenues from MCI WorldCom and AT&T, our two largest customers, accounted for 36% of revenues for the first six months of 2000 versus 42% for the first six months of 1999. The revenue improvement in the first six months of 2000 versus the comparable period of 1999 came from our domestic distributor channels, direct sales to network service providers (NSPs) and shipments to international markets. Shipments to international locations represented 13% of total revenues during the first six months of 2000 and were $337,000 greater than the same period of 1999. This increase over last year is attributed to our investment in expanding our international presence.

     GROSS PROFIT. As a percentage of revenues, gross profit for the three months and six months ended June 30, 2000 increased by seven percentage points to 53%, as compared to 46% for the same periods of 1999. The increase in gross profit from 1999 was primarily the result of lower expenses related to excess and obsolete inventory, improved manufacturing variances and lower warranty-related costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 15% to $2,424,000 in the three months ended June 30, 2000, from $2,116,000 in the comparable three-month period in 1999. This brought R&D spending for the first six months of 2000 to $4,995,000, or 12% greater than last year's spending of $4,456,000. The increase in both the three and six-month periods is primarily due to higher headcount resulting from our strategic initiative to grow the business through investment in new product development.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 12% to $6,096,000 during the three months ended June 30, 2000, as compared to $5,446,000 in the same period of 1999. For the six months ended June 30, 2000, selling, general and administrative expenses totaled $11,996,000, a 12% increase over the 1999 six-month expense of $10,740,000. These increases were due primarily to our increased investment in the international sales force, higher sales commissions and an increase in outside services.

     Selling, general and administrative expenses include charges from our majority stockholder, Axel Johnson Inc. ("Axel Johnson"), for legal, accounting, tax, treasury, human resources and administrative services of $113,000 and $226,000 for the second quarter and first six months of 2000 and $109,000 and $219,000 for the second quarter and first six months of 1999.

     INTEREST AND OTHER INCOME. Interest and other income was $435,000 and $836,000 for the second quarter and first six months of 2000 as compared to $272,000 and $519,000 for the same periods of 1999. Interest income, which is the major component of Interest and Other Income, was $452,000 for the three months ended June 30, 2000, as compared to $305,000 for the same period in 1999. For the first six months of 2000, interest income amounted to $877,000 versus $570,000 for the first six-month period of 1999. The increase in interest income over the second quarter and six-month period of 1999 was due to higher average market interest rates as well as from higher average cash balances in 2000. Our investment portfolio is generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better.

     PROVISION FOR INCOME TAXES. The effective tax benefit rate was 32% for the three months ended June 30, 2000 and 30% for the first six months of 2000. The six-month tax rate differs from the federal statutory rate primarily because of state income taxes.

     At June 30, 2000, we had deferred tax assets of $15,553,000. These assets primarily relate to expected future tax benefits from the amortization of intangible assets. The amortization of the intangible assets is deductible for tax purposes in equal amounts over the next 12 years. The remaining deferred tax assets relate to inventory reserves and accrued expenses. We have not taken a valuation allowance (for financial reporting purposes) against the deferred tax assets because we believe it is more likely than not that the benefits are realizable. However, realization of these assets is dependent on our ability to generate taxable income in the future. Our belief in the likelihood of being able to use the deferred tax assets is based on our recently improved operating results as well as the following factors:

    - A significant portion of the deferred tax assets is deductible over the next 12 years.
    -    Tax losses can be carried forward for 20 years.
    -    A small portion of the losses can be carried back to prior years.

     If we were to significantly reduce our estimate of future taxable income, we would probably have to record an allowance against our deferred tax asset. Such a change could have a materially adverse effect on our reported results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $929,000 in cash for the first six months of 2000. Our net loss was more than offset by non-cash items consisting of depreciation and amortization. In addition, a $708,000 decrease in working capital had a major impact on our cash position.

     Capital expenditures in the first six months of 2000 were $589,000. Such expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total $1,600,000 in 2000.

     We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson (the "Credit Agreement"), which expires in December 2000. We expect to renegotiate an extension to the Credit Agreement, but there can be no assurance that we will be successful in doing so. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of our size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we have an administrative service agreement and a tax sharing agreement with Axel Johnson, which regulates the on-going relationship between the two entities.

     At June 30, 2000, we had cash and cash equivalents of $13,555,000 and short-term investments of $15,545,000. We believe that working capital, together with our line of credit and funds generated from operations, will provide adequate liquidity to meet our operating and capital requirements at least through 2000. There can, however, be no assurance that future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, will not require us to seek additional capital and, if so required, that adequate capital will be available on terms acceptable to us, or at all.

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

REPORT. YOU ARE URGED TO REVIEW CAREFULLY AND CONSIDER THE VARIOUS RISKS AND UNCERTAINTIES DESCRIBED IN THIS REPORT AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     CUSTOMER CONCENTRATION. We believe that our relationship with large customers, particularly NSPs and Internet service providers (ISPs), will be critical to our future success. During 1999, 1998 and 1997, two customers, MCI WorldCom and AT&T, together accounted for 41%, 44% and 55% of our revenues, respectively. In September 1998, MCI and WorldCom merged and in May 1999, AT&T purchased the IBM Global Network from IBM. The percentages stated above assume the acquisitions had been in effect for all three years. Accordingly, our revenues are currently highly dependent on continued orders from these two large customers.

     None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that our current customers will continue to place orders with us, that orders from existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Loss of, or a material reduction in, orders from one or more of our major customers could have a material adverse effect on our business and operating results.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; ABSENCE OF SIGNIFICANT BACKLOG. Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the effect of competitors' product offerings. We have experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products. In the event that we were to lose one or more large customers, anticipated orders from major customers were to fail to materialize, delivery schedules were to be deferred or canceled as a result of the above factors or other unanticipated factors, then our business and operating results would be materially adversely affected. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

     Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, increasing sales channel development costs, the cost and availability of components, the mix of our customer base and sales channels, the mix of products sold, our sales promotion activities, our ability to expand our sales and marketing organization effectively, our ability to attract and retain key technical and managerial employees and general economic conditions. Because of all of the foregoing factors, our operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in our financial performance being below the expectations of public market analysts and investors, the price of our Class A Common Stock could be materially adversely affected.

     Although gross profit margins in 2000 may be higher than in 1999, particularly due to the impact in 1999 of additional expenses related to excess and obsolete inventory, we do not expect gross margins to reach the levels achieved before 1998 due to increased competition. In addition, we are currently developing an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

     We established our expense levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, our inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on our operating results. Moreover, the Board of Directors, on

November 17, 1999, approved funding for an aggressive program to develop new products and expand into new markets. We expect to report operating losses for 2000, in part due to expenses from this initiative. If we are not successful in achieving our revenue expectations, or expenses are higher than expected, losses could continue beyond 2000.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. Our future operating results are highly dependent on market acceptance of our recently introduced products and products that may be introduced in the future. These include, for example, the WANmaker CSU/DSU products, the Orion 2000 and iPLEX 6000, which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance. In addition, we have, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases would have a material adverse effect on our business and operating results.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from numerous single sources. We do not believe we would be able to develop alternative sources for certain key components used in our products. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products without incurring substantial additional costs, there can be no assurance that we would be able to do so, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply or a significant price increase of one or more components or software would likely have a material adverse effect on our business and operating results. We generally do not have any long-term contracts with our suppliers. There can be no assurance that our suppliers will continue to be able and willing to meet our requirements.

     At the end of 1998, vendors of three integrated circuits ("ICs") notified us regarding their intent to cease production. As a result of anticipated continued usage of these ICs, we entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. As of June 30, 2000, we are obligated to purchase $566,000 of these ICs by 2001. We are in the process of redesigning our products to replace those ICs. We have attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of our products in determining the quantities to purchase. Although we believe that we will use all the quantities we have agreed to purchase, there can be no assurance that our estimates are correct. If our estimates are not correct and requirements for these ICs are less or more than anticipated, it could have a material adverse effect on our business and results of operations.

     RAPID TECHNOLOGICAL CHANGE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If we were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, our business and operating results could be materially adversely affected. For example, we are aware of a competing technology with network monitoring capabilities that can be used instead of the Split-T product that we sell primarily to MCI WorldCom. If MCI WorldCom's customers were to opt for the alternative technology as part of their services, our business and operating results would be materially adversely affected.

     CONTROL BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment, to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom.

     SOURCES OF ADDITIONAL FINANCE. We have access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson, which is scheduled to expire on December 31, 2000. We expect to renegotiate an extension to the Credit Agreement, but there can be no assurance that we will be successful in doing so. Also, there can be no assurance that alternative sources of financing will be available upon the expiration of the Credit Agreement, or that additional sources of funding will be available on terms favorable to us if our borrowing requirements exceed the amount of the facility.

     MANAGEMENT OF OPERATIONS. To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. Our failure to manage any expansion or contraction effectively could have a material adverse effect on our business and operating results.

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS AND DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNEL. Sales outside the US approximated 13% of our revenues for the first six months of 2000. The conduct of business outside the US is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the US could deny or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

     We are currently developing an indirect distribution channel for sales to domestic customers. This channel will consist primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large NSPs and ISPs will continue to be handled by our direct sales force. As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of our products and new methods of advertising and promoting products which will result in additional expenses.

     We market our products internationally through non-exclusive distribution agreements with international distributors and systems integrators. To date our distribution channel outside the US has not been particularly successful. To focus on sales to Europe, the Middle East and Africa, we have created a regional sales team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers. In early 2000, we established a direct sales office in Hong Kong to focus on the Asian market. If these initiatives are not successful, our results could be materially adversely affected.

     COMPLIANCE WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the US, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM and DSL evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of our products, which in turn could have a material adverse effect on our business and operating results.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of our efforts to grow our business, we review acquisition prospects that would potentially complement our existing product offerings, augment our market coverage, enhance our technological capabilities or offer growth opportunities. Any future acquisitions by us could result in potentially dilutive issuances of equity securities and/or the issuances of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on our business and operating results and/or the price of our Class A Common Stock. As a result of the ownership interest of Axel Johnson in Larscom, we will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges typically associated with purchase accounting. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to integrate any businesses, products, technologies or personnel that might be acquired in the future successfully, and our failure to do so could have a material adverse effect on our business and operating results.

     LIMITED PROTECTION OF INTELLECTUAL PROPERTY; PROPRIETARY INFORMATION. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. Although we have been issued only one US patent to date, we believe that the success of our business depends primarily on our proprietary technology, information, processes, and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and entered into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio has been generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. These securities mature within one year and are classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Because of the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Certain of our sales and marketing expenses are incurred in local currencies. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results.

PART II:          OTHER INFORMATION

Item 1:           Legal Proceedings.

                          We are not currently involved in any material legal proceedings.

Item 2:           Changes in Securities.

                           Not Applicable.

Item 3:           Defaults upon Senior Securities.

                           Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders at the annual meeting on May 24, 2000.

                           1. Election of (6) directors of the Company. Robert Coackley For 47,934,005, Withheld 34,359, Donald G. Heitt For 47,918,030, Withheld 50,334, Lawrence D. Milligan For 47,816,930, Withheld 151,434, Harvey L. Poppel For 47,928,530, Withheld 39,834, Richard E. Pospisil For 47,932,530 Withheld 35,834, Joseph F. Smorada For 47,927,830, Withheld 40,534.

                           2. Amend the Stock Incentive Plan to increase the number of shares of Class A Common Stock reserve by 2,800,000 shares. For 41,828,855, Against 2,991,448,
                           Abstain 12,910, Broker Non-Vote 3,135,151.

                           3. Amend the Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock reserve by 100,000 shares. For 43,277,295, Against 1,543,289,
                           Abstain 12,629, Broker Non-Vote 3,135,151.

                           4. Amend the Stock Options Plan for Non-Employee Directors to increase the number of shares of Class A Common Stock reserve by 100,000 shares. For 43,182,141, Against 1,629,307, Abstain 21,765, Broker
                           Non-Vote 3,135,151.

                           5. Ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company. For 47,928,005, Against 24,550, Abstain 15,809,

Item 5:           Other Information.

                           Walter Tijiboy resigned as Vice President of
                           Operations effective August 8, 2000.

Item 6:           Exhibits and Reports on Form 8-K.

                  a.       Exhibits.

                           27, Financial Data Schedule

                  b.       Reports on Form 8-K.

                           No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LARSCOM INCORPORATED



DATE     August 7, 2000              BY    /s/ Robert Coackley
         ----------------------            -----------------------------------
                                           Robert Coackley
                                           President and Chief Executive Officer


                                     BY    /s/ Donald W. Morgan
                                           -----------------------------------
                                           Donald W. Morgan
                                           Vice President, Finance and Chief
                                           Financial Officer