Form 10-Q
period 2000-09-30
LARSCOM INC
filed 2000-11-13
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

The number of the registrant's shares outstanding as of October 31, 2000, was 8,689,000 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED
                                    FORM 10-Q
                                TABLE OF CONTENTS





     Part I:   Financial Information.................................................................3

     Item 1:   Financial Statements (Unaudited)......................................................3
               Condensed Consolidated Balance Sheets.................................................3
               Condensed Consolidated Statements of Operations.......................................4
               Condensed Consolidated Statements of Cash Flows.......................................5
               Notes To Condensed Consolidated Financial Statements..................................6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................................9

     Item 3:   Quantitative and Qualitative Disclosures about Market Risk...........................15


     Part II:  Other Information....................................................................16

     Item 1:   Legal Proceedings....................................................................16

     Item 2:   Changes in Securities................................................................16

     Item 3:   Defaults upon Senior Securities......................................................16

     Item 4:   Submission of Matters to a Vote of Security Holders..................................16

     Item 5:   Other Information....................................................................16

     Item 6:   Exhibits and Reports on Form 8-K.....................................................16

               a: Exhibits..........................................................................16
               b: Reports on Form 8-K...............................................................16


PART I:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                      LARSCOM INCORPORATED
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands) (Unaudited)



                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        2000             1999
                                                                    -------------    -------------
                                             ASSETS
Current assets:
     Cash and cash equivalents ...................................       $6,256       $7,009
     Short-term investments ......................................       22,245       22,199
     Accounts receivable, net ....................................        7,195        7,769
     Inventories .................................................        6,796        5,821
     Deferred income taxes .......................................        3,889        3,961
     Income taxes receivable .....................................        2,113        1,750
     Prepaid expenses and other current assets ...................        3,717        1,671
                                                                     ----------   ----------
        Total current assets .....................................       52,211       50,180
Property and equipment, net ......................................        4,017        4,781
Deferred income taxes ............................................       11,774       11,419
Other non-current assets, net ....................................          290          482
                                                                     ----------   ----------
        Total assets .............................................      $68,292      $66,862
                                                                     ==========   ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................       $4,135        $3,464
     Accrued expenses and other current liabilities ..............        9,528         7,728
     Due to Axel Johnson Inc. ....................................          311           341
                                                                     ----------    ----------
        Total current liabilities ................................       13,974        11,533
Other non-current liabilities ....................................          468           534
                                                                     ----------    ----------
        Total liabilities ........................................       14,442        12,067
                                                                     ----------    ----------
Commitments and contingencies (Note 5)
Stockholders' equity:
     Class A Common Stock ........................................           87            84
     Class B Common Stock ........................................          100           100
     Additional paid-in capital ..................................       82,508        81,860
     Accumulated other comprehensive loss ........................           (2)           (6)
     Accumulated deficit .........................................      (28,843)      (27,243)
                                                                     ----------    ----------
        Total stockholders' equity ...............................       53,850        54,795
                                                                     ----------    ----------
        Total liabilities and stockholders' equity ...............      $68,292       $66,862
                                                                     ==========    ==========


           See accompanying Notes to Condensed Consolidated Financial Statements

                               LARSCOM INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data) (Unaudited)


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                  ------------------------------------------------------
                                                     2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . .     $ 13,793      $ 13,265      $ 41,631      $ 38,709
Cost of revenues . . . . . . . . . . . . . . . .        6,595         6,275        19,556        19,910
                                                  ------------  ------------  ------------  ------------
      Gross profit . . . . . . . . . . . . . . .        7,198         6,990        22,075        18,799
                                                  ------------  ------------  ------------  ------------
Operating expenses:
    Research and development . . . . . . . . . .        2,431         1,701         7,426         6,157
    Selling, general and administrative . . . .         6,198         5,443        18,194        16,183
                                                  ------------  ------------  ------------  ------------
      Total operating expenses . . . . . . . . .        8,629         7,144        25,620        22,340
                                                  ------------  ------------  ------------  ------------

Loss from operations . . . . . . . . . . . . . .       (1,431)         (154)       (3,545)       (3,541)
      Interest and other income . . . . . . . .           463           295         1,300           814
                                                  ------------  ------------  ------------  ------------
Income/(loss) before income taxes . . . . . . .          (968)          141        (2,245)       (2,727)
      Income tax provision/ (benefit) . . . . .          (268)          169          (645)         (978)
                                                  ------------  ------------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . .     $   (700)      $   (28)     $ (1,600)     $ (1,749)
                                                  ============  ============  ============  ============

Basic and diluted net loss per share . . . . . .     $  (0.04)      $  0.00      $  (0.09)     $  (0.10)
                                                  ============  ============  ============  ============

Basic and diluted weighted average shares . . .        18,635        18,348        18,554        18,320
                                                  ============  ============  ============  ============





         See accompanying Notes to Condensed Consolidated Financial Statements

                                         LARSCOM INCORPORATED

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands) (Unaudited)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ----------------------------------
                                                                           2000              1999
                                                                       --------------    --------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (1,600)        $  (1,749)
    Depreciation and amortization . . . . . . . . . . . . . . . . . .          1,855             2,513
    (Increase)/decrease in deferred income taxes . . . . . . . . . .            (283)              187
    Net (increase)/decrease in other working capital accounts. . . .            (317)            3,055
                                                                       --------------    --------------
Net cash provided/(used) by operating activities . . . . . . . . . .            (345)            4,006
                                                                       --------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment . . . . . . . . . . . . . . .           (939)             (604)
    Purchases of short-term investments . . . . . . . . . . . . . . .        (22,049)          (28,918)
    Sales of short-term investments . . . . . . . . . . . . . . . . .         20,302            20,318
    Maturities of short-term investments . . . . . . . . . . . . . .           1,700             2,300
                                                                       --------------    --------------
Net cash used by investing activities . . . . . . . . . . . . . . . .           (986)           (6,904)
                                                                       --------------    --------------

Cash flows from financing activities:
    Repayments to Axel Johnson Inc. . . . . . . . . . . . . . . . . .            (30)             (706)
    Payment of capital lease obligations . . . . . . . . . . . . . .             (47)             (161)
    Proceeds from issuances of Class A Common Stock . . . . . . . . .            651               202
                                                                       --------------    --------------
Net cash provided/(used) by financing activities . . . . . . . . . .             574              (665)
                                                                       --------------    --------------
Effect of foreign exchange rates on cash . . . . . . . . . . . . . .               4                (3)
                                                                       --------------    --------------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . .           (753)           (3,566)
Cash and cash equivalents at beginning of period . . . . . . . . . .           7,009            10,265
                                                                       --------------    --------------
Cash and cash equivalents at end of period . . . . . . . . . . . . .       $   6,256         $   6,699
                                                                       ==============    ==============

Supplemental disclosure of cash flow information
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     5          $     20
                                                                       --------------    --------------
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .       $     71          $    148
                                                                       --------------    --------------



      See accompanying Notes to Condensed Consolidated Financial Statements

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     The condensed consolidated financial statements for the nine months ended September 30, 2000 and 1999 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated ("Larscom") Report on Form 10-K for the year ended December 31, 1999. The results of operations for the first nine months of 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--INVENTORIES:

     Inventories consist of the following (in thousands):



                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
                                                                    -------------   -------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,126        $  1,884
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . .          1,884           1,847
Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .         1,786           2,090
                                                                    ------------    ------------
                                                                        $  6,796        $  5,821
                                                                    =============   =============


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

     The following table shows how basic and diluted net loss per share are computed (in thousands, except per share data):



                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                         ----------------------------------------------
                                                           2000        1999        2000        1999
                                                         ----------  ----------  ----------  ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . .     $  (700)     $  (28)    $ (1,600)   $ (1,749)
                                                         ==========  ==========  ==========  ==========

Weighted average Class A and B
     Common Stock outstanding . . . . . . . . . . . . .     18,635      18,348      18,554      18,320

Basic and diluted loss per share . . . . . . . . . . .     $ (0.04)     $ 0.00     $ (0.09)    $ (0.10)
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

NOTE 5--COMMITMENTS AND CONTINGENCIES:

     At the end of 1998, vendors of three integrated circuits ("ICs") notified us regarding their intent to cease production. Because of anticipated continued usage of these ICs, we entered into purchase commitments of approximately $1,250,000 in aggregate, representing between one and two years expected demand for these components. As of September 30, 2000, we are obligated to purchase $286,000 of these ICs by December 2000.

     On September 21, 2000, we signed a five-year software license agreement with 3NO Systems, Inc. Under the terms of the agreement, we acquired the exclusive rights in North America and Western Europe and nonexclusive rights elsewhere to Broadband Remote Access Server ("B-RAS") technology developed by 3NO Systems, Inc. We intend to use this technology to design and market new Internet subscriber management products. We have paid an upfront nonrefundable license fee of $2,000,000. If products shipped utilizing the 3NO System Inc. B-RAS technology exceed the allocation provided by the upfront fee, a quarterly payment will be made to 3NO Systems Inc. based on a percentage of net sales for these products.

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

     Of the total purchase consideration, $6,300,000 was put into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In 1999, $2,147,000 was released to the shareholders of NetEdge. In 1998, $600,000 of the escrow amount was released to us and $400,000 was released to the shareholders of NetEdge. There remained $3,559,000 in escrow on September 30, 2000, representing principal and accrued interest, which is expected to be released by December 31, 2000.

NOTE 7--GEOGRAPHIC INFORMATION:

     Revenue and long-lived assets related to operations in the United States and other countries as of the three and nine months ended September 30, 2000 and September 30, 1999 are as follows (in thousands):


                                                                  REVENUES (A)
                                           ----------------------------------------------------------
                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                           ----------------------------------------------------------
                                               2000           1999           2000           1999
                                           -------------  -------------   ------------  -------------
United States                                  $ 11,777       $ 11,337        $36,031        $33,534
Other countries                                   2,016          1,928          5,600          5,175
                                           ------------   ------------    ------------  -------------
Total                                          $ 13,793       $ 13,265        $41,631        $38,709
                                           =============  =============   ============  =============


(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.



                                                  LONG-LIVED ASSETS
                                           -------------------------------
                                                         AS OF
                                            SEPTEMBER 30,     DECEMBER 31,
                                               2000              1999
                                           -------------     -------------
United States                                   $ 4,291           $ 5,249
Other countries                                      16                14
                                           ------------      ------------
Total                                           $ 4,307           $ 5,263
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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which provides guidance on recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We have analyzed SAB 101 and do not expect its adoption to result in a material effect on our financial position or results of operations.

                              LARSCOM INCORPORATED

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUES. Revenues of $13,793,000 for the third quarter ended September 30, 2000 represent a 4% increase over 1999's third quarter revenues of $13,265,000. The Orion 2000, which is designed for ATM Inverse Multiplexing, was a major contributor to the third-quarter revenue growth over last year as market demand for fractional T3 applications continued to grow. Partially offsetting this increase were revenue declines in the Multiplexer, ATM Access and CSU/DSU product groups. For the nine months ending September 30, 2000, revenues totaled $41,631,000 or an increase of 8% over the comparable nine-month period of 1999 when total revenues were $38,709,000. The Orion 2000 was the major contributor to the nine-month increase over last year.

     The combined revenues from MCI WorldCom and AT&T, our two largest customers, accounted for 37% of revenues for the third quarter of 2000 and 38% of revenues for the first nine months of 2000 versus 42% for the third quarter and first nine months of 1999. The revenue improvement for the first nine months of 2000 versus the comparable period of 1999 came from our domestic distributor channels, direct sales to network service providers (NSPs) and shipments to international markets. Shipments to international locations represented 14% of total revenues during the first nine months of 2000 and were 8% greater than the same period of 1999. This increase over last year is attributed to our investment in expanding our international presence.

     GROSS PROFIT. As a percentage of revenues, gross profit for the third quarter of 2000 was 52% versus 53% in the third quarter of 1999. For the nine months ended September 30, 2000, gross profit margins were 53% or 4 percentage points better than the same nine-month period of 1999. The lower gross margin percentage in the third quarter of 2000 versus 1999 was primarily due to an increase in volume of lower-margin Inverse Multiplexing products. The improvement in nine-month gross profit margin from 1999 was primarily the result of lower expenses related to excess and obsolete inventory, improved manufacturing variances and lower warranty-related costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 43% to $2,431,000 in the three months ended September 30, 2000, from $1,701,000 in the comparable three-month period in 1999. This brought R&D spending for the first nine months of 2000 to $7,426,000, or 21% greater than last year's nine-month spending of $6,157,000. Higher R&D spending in both the three- and nine-month periods is primarily due to increased headcount, higher average pay per employee and an increase in recruiting costs. The increased spending reflects our strategic initiative to grow the business through investment in new product development.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 14% to $6,198,000 during the three months ended September 30, 2000, as compared to $5,443,000 in the same period of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses totaled $18,194,000, a 12% increase over the 1999 nine-month expense of $16,183,000. These increases in spending were due primarily to our investment in the international sales force, higher sales commissions, recruiting costs and higher outside services and consulting fees.

     Selling, general and administrative expenses include charges from our majority stockholder, Axel Johnson Inc. ("Axel Johnson"), for legal, accounting, tax, treasury, human resources and administrative services. Charges for these services were $113,000 and $339,000 for the third quarter and first nine months of 2000 as compared to $110,000 and $329,000 for the third quarter and first nine months of 1999.

     INTEREST AND OTHER INCOME. Interest and other income was $463,000 and $1,300,000 for the third quarter and first nine months of 2000 as compared to $295,000 and $814,000 for the same periods of 1999. Interest income, which is the major component of Interest and Other Income, was $484,000 for the three months ended September 30, 2000, as compared to $313,000 for the same period in 1999. For the first nine months of 2000, interest income amounted to $1,361,000 versus $870,000 for the first nine-month period of 1999. The increase in interest income over the third quarter and nine-month period of 1999 was due to higher average market interest rates in 2000. Our investment portfolio is generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better.

     PROVISION FOR INCOME TAXES. The effective tax benefit rate was 28% for the three months ended September 30, 2000 and 29% for the first nine months of 2000. The nine-month tax rate differs from the federal statutory rate primarily because of state income taxes.

     At September 30, 2000, we had deferred tax assets of $15,663,000. These assets primarily relate to expected future tax benefits from the amortization of intangible assets. The amortization of the intangible assets is deductible for tax purposes in equal amounts over the next 12 years. The remaining deferred tax assets relate to inventory reserves and accrued expenses. We have not taken a valuation allowance (for financial reporting purposes) against the deferred tax assets because we believe it is more likely than not that the benefits are realizable. However, realization of these assets depends on our ability to generate taxable income in the future. Our belief in the likelihood of being able to use the deferred tax assets is based on the following factors:

     - A significant portion of the deferred tax assets is deductible over the next 12 years.
     -    Tax losses can be carried forward for 20 years.
     -    A small portion of the losses can be carried back to prior years.

     If we were to significantly reduce our estimate of future taxable income, we would have to record an allowance against our deferred tax asset. Such a change could have a materially adverse effect on our reported results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used cash of $345,000 in the first nine months of 2000. Our net loss was more than offset by non-cash items consisting of depreciation and amortization. Working capital increased primarily due to higher prepaid royalties and inventories partially offset by an increase in accrued liabilities.

     Capital expenditures in the first nine months of 2000 were $939,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total $1,600,000 in 2000.

     We extended our revolving line of credit of $15,000,000 with Axel Johnson (the "Credit Agreement"), which now expires in December 2001. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of our size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we have an administrative service agreement and a tax sharing agreement with Axel Johnson, which regulates the on-going relationship between the two entities.

     At September 30, 2000, we had cash and cash equivalents of $6,256,000 and short-term investments of $22,245,000. We believe that working capital, together with our line of credit and funds generated from operations, will provide adequate liquidity to meet our operating and capital requirements at least through 2001. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we would not be able to obtain adequate capital on terms acceptable to us, or at all.

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

     None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. Our current customers might not continue to place orders with us, orders from existing customers might not continue at the levels of previous periods and we might not be able to obtain orders from new customers. Loss of, or a material reduction in, orders from one or more of our major customers could have a material adverse effect on our business and operating results.

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

     Although gross profit margins in 2000 may be higher than in 1999, particularly due to the impact in 1999 of additional expenses related to excess and obsolete inventory, we do not expect gross margins to reach the levels achieved before 1998 primarily due to increased competition. In addition, we are currently developing an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

     We established our expense levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, our inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on our operating results. Moreover, the Board of Directors, on November 17, 1999, approved funding for an aggressive program to develop new products and expand into new markets. We have reported operating losses for the first nine months of 2000 partly as a result of these strategic initiatives. Our continued emphases on new product development and expansion into new markets are likely to result in continued losses for the balance of the year 2000 and into 2001.

     DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently introduced products and products that may be introduced in the future. These include, for example, the WANmaker CSU/DSU products, the Orion 2000 and iPLEX 6000, which have only recently been introduced, and our proposed future "intelligent access" products. There can be no assurance that such products will achieve widespread market acceptance. In addition, we have, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases would have a material adverse effect on our business and operating results.

     DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from numerous single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products without incurring substantial additional costs, there can be no assurance that we would be able to do so, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply or a significant price increase of one or more components or software would likely have a material adverse effect on our business and operating results. We generally do not have any long-term contracts with our suppliers. It is possible that our suppliers will not continue to be able and willing to meet our future requirements.

     At the end of 1998, vendors of three integrated circuits ("ICs") notified us regarding their intent to cease production. Because of anticipated continued usage of these ICs, we entered into purchase commitments of approximately $1,250,000 in the aggregate, representing between one and two year's expected demand for these components. As of September 30, 2000, we are obligated to purchase $286,000 of these ICs by December 2000. We are in the process of redesigning our products to replace those ICs. We have attempted to take into account factors such as the ability to replace the particular IC with a similar part and the estimated life of our products in determining the quantities to purchase. Although we believe that we will use all the quantities we have agreed to purchase, there can be no assurance that our estimates are correct. If our estimates are not correct and requirements for these ICs are less or more than anticipated, it could have a material adverse effect on our business and results of operations.

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

     SOURCES OF ADDITIONAL FINANCE. We have access, subject to certain conditions, to a $15,000,000 credit facility provided by Axel Johnson, which is scheduled to expire on December 24, 2001. There can be no assurance that alternative sources of financing will be available upon the expiration of the Credit Agreement, or that additional sources of funding will be available on terms favorable to us if our borrowing requirements exceed the amount of the facility.

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

     RISKS ASSOCIATED WITH ENTRY INTO INTERNATIONAL MARKETS AND DEVELOPMENT OF ALTERNATIVE DISTRIBUTION CHANNEL. Sales outside the US approximated 14% of our revenues for the first nine months of 2000. The conduct of business outside the US is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the US could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

     We have developed an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. (Sales to large NSPs and ISPs continue to be handled by our direct sales force.) As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of our products and new methods of advertising and promoting products which will result in additional expenses.

     We market our products internationally through non-exclusive distribution agreements with international distributors and systems integrators. To focus on sales to Europe, the Middle East and Africa, we have created a regional sales team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers. During the first nine months of 2000, we established direct sales offices in Hong Kong and Singapore to focus on the Asian market. If these initiatives are not successful, our results could be materially adversely affected.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. As part of our efforts to grow our business, we review acquisition and strategic alliance prospects that would potentially complement our existing product offerings, augment our market coverage, enhance our technological capabilities or offer growth opportunities. Any future acquisitions by us could result in potentially dilutive issuances of equity securities and/or the issuances of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on our business and operating results and/or the price of our Class A Common Stock. As a result of the ownership interest of Axel Johnson in Larscom, we will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges typically associated with purchase accounting. Any future strategic alliance may entail illiquid and risky investments in the equity of private companies, and for the payment of substantial upfront fees to obtain rights to technologies which have not yet been tested in the marketplace. Acquisitions and strategic alliances entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to integrate any businesses, products, technologies or personnel that might be acquired or licensed in the future successfully, and our failure to do so could have a material adverse effect on our business and operating results.

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

Item 2:           Changes in Securities.

                           Not Applicable.

Item 3:           Defaults upon Senior Securities.

                           Not Applicable.

Item 4:           Submission of Matters to a Vote of Security Holders.

                           Not Applicable.

Item 5:           Other Information.

                           Joseph Pendergast joined us as the Vice President of Operations effective October 2, 2000. Mr. Pendergast replaces Walter Tijiboy, who resigned August 8, 2000.

                           Steve Gartner resigned as Vice President of Domestic Sales effective October 4, 2000.

Item 6:           Exhibits and Reports on Form 8-K.
                  a.       Exhibits.

                           *10.1 Software License Agreement by and between Larscom Incorporated and 3NO Systems, Inc. dated September 21, 2000.

                           27.1 Financial Data Schedule

                  b.       Reports on Form 8-K.

                           We filed one report on Form 8-K during the third quarter of 2000, for an event of August 28, 2000. The report, which was filed September 5, 2000, disclosed that Jeffrey W. Reedy, Vice President of Engineering, resigned as an officer and employee effective September 5, 2000.

* Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LARSCOM INCORPORATED




DATE     NOVEMBER 13, 2000                  By       /s/ ROBERT COACKLEY
         ---------------------------                 ---------------------------

                                                     Robert Coackley
                                                     President and Chief
                                                     Executive Officer

                                            By       /s/ DONALD W. MORGAN
                                                     ---------------------------
                                                     Donald W. Morgan
                                                     Vice President, Finance and
                                                     Chief Financial Officer