Form 10-K405
period 2000-12-31
LARSCOM INC
filed 2001-03-28
CIK 1024047

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-12491
                            ------------------------

                              LARSCOM INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        94-2362692
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

             1845 MCCANDLESS DRIVE
             MILPITAS, CALIFORNIA                                     95035
   (Address of principal executive offices)                        (ZIP Code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, was approximately $58,736,000.

    The number of the registrant's shares outstanding as of February 28, 2001, was 8,795,596 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the to-be-filed Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I    ............................................................      3

ITEM 1.   BUSINESS....................................................      3

ITEM 2.   PROPERTIES..................................................     14

ITEM 3.   LEGAL PROCEEDINGS...........................................     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     14

PART II   ............................................................     15

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.........................................     15

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................     16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................     26

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     27

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     49

PART III  ............................................................     49

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     49

ITEM 11.  EXECUTIVE COMPENSATION......................................     49

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     49

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     49

PART IV   ............................................................     50

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K....................................................     50

SIGNATURES............................................................     52

PART I

ITEM 1.  BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT WE ACHIEVE MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD-LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" SECTION (IN PART I, ITEM 7) AND ELSEWHERE IN THIS FORM 10-K. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS.

OVERVIEW

    Larscom Incorporated manufactures and markets high-speed network-access products for network service providers ("NSPs"), Internet service providers ("ISPs") and corporate users. Our product offerings support bandwidth requirements ranging from full and fractional T1/E1 to OC3. Additionally, our solutions support a number of networking protocols such as frame relay, asynchronous transfer mode ("ATM"), inverse multiplexing for ATM ("IMA") and the Internet Protocol ("IP").

    Prior to Larscom's initial public offering in December 1996, Larscom was a wholly-owned subsidiary of Axel Johnson Inc. ("Axel Johnson"). Upon consummation of that offering Axel Johnson owned 55% of the Class A and B Common Stock of Larscom and controlled 83% of the voting interest. As of December 31, 2000, Axel Johnson owned 53% of the Class A and B Common Stock of Larscom and controlled 82% of the voting interest.

INDUSTRY OVERVIEW

    As corporate users continue to seek out new and innovative ways to reduce their expenses and improve their productivity through networking solutions, service providers and carriers continue to expand their service portfolios to meet growing customer demands. Traditional local area networks ("LANs"), which connect computing resources within an enterprise, are now routinely interconnected across wide geographic areas via wide area networks ("WANs"). Increasingly, new network applications are putting significant demands on access networks, as corporate users expand their service usage beyond simple network interconnection. The uses of the Internet by business and consumers continue to increase in both frequency and complexity of applications. These factors all combine to drive the requirement for greater network bandwidth.

    The increased demand for greater WAN speed and capacity has been accompanied by increased demand for reliable, high-speed network-access solutions. In addition to dedicated 56/64 Kbps and T1/E1 services, enterprise customers are now using private and public frame relay, ATM, digital subscriber line ("DSL"), cable and wireless services, all to enhance the productivity of their employees. Increased pressure on service providers to deploy these new services quickly and efficiently has been a significant catalyst for growth in the market for advanced subscriber management solutions.

    As a result of the increased demand for greater WAN capacity and the complexity and continuing evolution of service offerings, businesses have been transitioning from the use of private lines dedicated to individual businesses to greater use of public WANs (often Internet or IP based). While reliance on the public infrastructure can often facilitate both deployment and access, it requires additional security measures to ensure traffic integrity. As this transition occurs, NSPs and ISPs are being asked to provide an increasing variety of transmission and network management services. In addition, corporate users in many cases require NSPs to assume full responsibility for the operation and monitoring of the network and to guarantee certain levels of service.

    NSPs, ISPs and corporate users want the ability to add more services and high-speed applications in a rapid and affordable manner. Accordingly, NSPs, ISPs and corporate users require telecommunications equipment that supports a broad range of services and operates reliably, flexibly and consistently on a global basis.

THE LARSCOM SOLUTION

    We help make our customers successful in their business through the use of advanced, reliable products that are backed by our service and support organization.

    RELIABILITY AND QUALITY. We have earned a strong reputation for the quality of our products and for responsive service. Our products are manufactured to meet high standards of reliability and quality, ensured by intensive system level testing in development and manufacturing.

    CUSTOMER SERVICE AND SUPPORT. We offer rapid-response service and support through various stages of the customer relationship. Our service and support function begins by working closely with customers at the product definition and design stage. To meet our customers' unpredictable purchasing patterns, our sales and operations departments are organized to respond quickly to short lead-time orders. We provide worldwide post-sale service and support of our products through technical consulting, installation assistance and maintenance.

PRODUCTS

    During 2000, we responded to our customers' needs by enhancing our portfolio of intelligent access products. These additions to our product line have caused us to alter our product categories by replacing our "ATM Access" line with a broader set of "Service-Delivery Platforms." The following describes the applications for each of our five product groups:

SERVICE-DELIVERY PLATFORMS:   Products that enable service providers to have enhanced
                              control and flexibility over the services that they provide.
                              Our Service-Delivery Platforms allow NSPs and ISPs to deploy new services such as transparent LAN services, managed
                              frame-relay services, simplified subscriber management and multi-customer services.

INVERSE MULTIPLEXERS:         Products that enable a single data-stream to be sent over
                              several physical lines and converted back to a single
                              data-stream at the receiving end. Larscom pioneered
                              developments in inverse multiplexing to help customers
                              "bridge the bandwidth gap" between T1/E1 and T3/E3.
                              Fractional T3/E3 service, provided in this manner, allows
                              NSPs and corporate users to leverage the existing T1/E1
                              based infrastructure to provide affordable and
                              readily-available high-speed services with an increased
                              degree of fault tolerance.

MULTIPLEXERS:                 Products that enable several data-streams to be sent over a single physical line and be converted back to the individual data-streams at the receiving end. Multiplexers help to
                              provide more efficient utilization of network resources by allowing multiple data-sources to share a single connection to the WAN.

CSU/DSUS:                     Products that provide an interface between user data
                              communications equipment and a carrier service. They perform framing, certain line-conditioning and equalization
                              functions. CSU/DSUs provide interconnection between the LAN and the WAN.

SERVICE:                      Repair, maintenance, installation and training.

    Specific products that fall under each product grouping are discussed below:

SERVICE-DELIVERY PLATFORMS:

    LARSCOM 3000. Introduced in 2000, the Larscom 3000 is a full-featured broadband subscriber management system designed specifically for regional and mid-tier ISPs, competitive local exchange carriers ("CLECs") and incumbent local exchange carriers ("ILECs"). The Larscom 3000 helps service providers simplify the deployment and management of access services using DSL, cable and wireless, primarily for connecting to the Internet. Advanced features such as the Larscom 3000's unique automatic protocol recognition and configuration capabilities ("AutoProtocol"), as well as dynamic service selection give NSPs and ISPs flexibility in provisioning, selecting and accessing new services. The Larscom 3000 is fully manageable via simple network management protocol ("SNMP") or a command line interface.

    LARSCOM 6000. Also introduced in 2000, the Larscom 6000 (previously called the iPLEX 6000) is the first in a family of intelligent access devices, using the Frame-Relay Forum's new standard for multilink frame relay ("MFR") to provide inverse multiplexing benefits to frame-relay customers. With the addition of IP-forwarding functions, the Larscom 6000 removes the need for routers, allowing service providers to offer advanced services at the lowest total cost of operation. The Larscom 6000 also provides integrated service level agreement management without any additional hardware or monitoring/reporting systems, allowing customers to monitor performance statistics and to deliver them in a standardized format directly to a variety of core-management systems. Web-based device monitoring allows users to view the status of the Larscom 6000 from any web-enabled computer.

    EDGE SERIES PRODUCTS. The EDGE family of products consists of the EDGE 40, 65, 70 and 85, which were developed to fulfill NSP and ISP needs for service-enabling intelligence at the edge of their networks. A single EDGE multi-service system installed in an office building, office park or other carrier point-of-presence can aggregate and concentrate Ethernet, Fast Ethernet, FDDI and Token Ring LAN traffic from multiple customers to a high-speed ATM link operating at speeds up to 155 Mbps. Each customer can have its own highly-secure, virtual network operating at the same native speed as their LAN. With the EDGE product family, network service providers can maximize service revenue from an ATM link and end users can subscribe to a number of tailored, flexible services including circuit emulation for voice applications.

INVERSE MULTIPLEXERS:

    MEGA-T/E. We pioneered inverse multiplexing solutions with the Mega-T, the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. It provides economical access to greater than T1 bandwidth for high-speed applications, deriving a data channel of up to 6 Mbps from four T1 circuits. We also manufacture and market an E1 version of the product, the Mega-E, to bridge the bandwidth gap between E1 and E3. Our patented inverse multiplexing algorithm used for the Mega-T/E handles alignment of the individual T1s or E1s and allows for differential delay between individual T1s. This algorithm also allows the data transmission rate to be lowered automatically in the event that individual T1 circuits fail and to be raised automatically when the circuits are restored. The Mega-T/E has the ability to identify individual T1/E1 circuits, thereby simplifying troubleshooting. The Mega-T/E is primarily used for transport for high-speed LAN internetworking, as well as frame-relay network-access above T1 or E1 speeds and real-time compressed voice traffic.

    ORION 2000. The Orion 2000 ATM inverse multiplexer is designed to be used by NSPs wishing to provide either native ATM services or ATM extensions at economical prices. It is in full conformance with the ATM Forum IMA specification and can interface directly with an OC3 or DS3 ATM user-to-network interface or network-to-network interface on any ATM device. The Orion 2000 offers ATM connectivity at speeds up to 12 Mbps (8 x T1) or up to 16 Mbps (8 x
E1), with data packets having extremely low cell-delay variation, which is a requirement for delay-sensitive traffic such as video. The unit has sophisticated ASCII terminal and SNMP interfaces that enable local or remote configuration, performance monitoring, alarm notification and diagnostic testing. In addition, an optional graphical user interface offers point-and-click monitoring and control.

MULTIPLEXERS:

    TERRAMUX. Introduced in 2000, the TerraMux drop-and-insert multiplexing DSU is designed for businesses needing both voice and data services. By multiplexing two data ports and a voice port onto one full or fractional T1 or E1 line, TerraMux reduces access costs by simplifying the network. With its unique "LineLearn" capability that automatically discerns how many and what types of lines are connected to a device, TerraMux automatically configures the network and drop-and-insert ports and sets the speed of the primary data port to make network access simple and efficient. Management options include a built-in graphical test set, e-mail alerts for trouble-ticketing, Telnet access and SNMP.

    ORION 4000. The Orion 4000 is a versatile broadband access multiplexer with network connections that range from T1 or E1 to T3. The Orion 4000 is designed to enable functionality to be added in a modular and cost effective fashion. It is available in both 5-slot and 12-slot shelf configurations for both domestic and international markets. The Orion 4000 is distinctive in the role that it can play in providing an economical migration path from low to high bandwidth, thereby ensuring protection of a customer's legacy equipment investment.

    The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules provide transparent channels for applications such as LAN interconnection or video transmission. The T3Mux and T1Mux modules provide greater flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit, to act as a DS3 crossconnect, to combine T1 traffic from a digital private branch exchange ("PBX") or as a T1 multiplexer with inverse multiplexed data. The T3Clear single and double-density modules provide clear channel 45 Mbps transmission and are fully interoperable with the Access-T45.

    ACCESS-T45. The Access-T45 is a single or dual port 45 Mbps multiplexer that provides a clear channel T3 network interface. It is used for high-speed LAN internetworking, for Internet access and backbones and for frame- relay access. The Access-T45 allocates bandwidth in increments of 3 Mbps, a function that has been used by ISPs to control bandwidth assignment for their customers. The asymmetrical Access-T45 allows customers to subscribe to varying amounts of bandwidth for transmit and receive applications where symmetry of bandwidth is not required.

    ACCESS-T AND SPLIT-T PRODUCTS. The Access-T family is a series of T1/FT1 multiplexing CSU/DSUs. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/FT1 circuit. The Access-T 1500 is a shelf-based version of the Access-T that utilizes a hub and spoke architecture, allowing centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained by lack of space. The Split-T is a stand-alone T1/FT1 CSU/DSU. It has a front panel that incorporates an LCD user interface for local configuration and is primarily used for LAN interconnection and digital PBX traffic.

    ORION 200/400/800. The Orion 200/400/800 family is a set of advanced T1 and E1 access multiplexers that can accommodate from two to eight data ports and two network ports. Its primary application is LAN interconnection, often coupled with digital PBX traffic as well as videoconferencing. The Orion 200/400/800 family can operate in both T1 and E1 networks, and can also perform a conversion between T1 and E1 standards.

CSU/DSU:

    TERRAUNO. The TerraUno T1/E1 DSU is a network-access device optimized for connecting routers, bridges and other high-speed devices to E1 or T1 public network services such as the Internet and frame relay. The TerraUno is as easy to install and use as a plug-and-play analog modem.

    TERRABOSS. The TerraBoss has the same functionality as the TerraUno, plus extensive management features including SNMP, Telnet and web-browsing with e-mail alerts. The TerraBoss can be used to manage up to nine TerraUno systems.

CUSTOMERS

    Our primary customers are NSPs, ISPs, systems integrators, value-added resellers ("VARs"), federal, state and local government agencies and end-user corporations.

    We believe that our relationship with large customers, particularly the NSPs and ISPs, will be critical to our future success. Our customers prefer to purchase the majority of their network access solutions from a single vendor, which might benefit us as we broaden and enhance our product line. In 2000, 1999 and 1998, NSPs and ISPs represented 50%, 52% and 61%, respectively, of total revenues. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2000          1999          1998
                                                        --------      --------      --------
WorldCom Inc..........................................     28%           28%           32%
AT&T..................................................     11%           13%           12%

    None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and year-to-year. There can be no assurance that our current customers will continue to place orders with us: that orders from existing customers will continue at the levels of previous periods, or that we will be able to obtain orders from new customers. Loss of, or a material reduction in orders, by one or more of our major customers could have a material adverse effect on our business and operating results.

BACKLOG

    Our backlog at any point in time is usually small. Accordingly, sales in any quarter are largely dependent on orders received during that quarter. Furthermore, agreements with our customers typically provide that they can change delivery schedules and cancel orders within specified time frames, typically up to 30 days before the scheduled shipment date, without penalty. Our customers have in the past built, and may in the future build, significant inventory to facilitate more rapid deployment of anticipated major projects or for other reasons (including misjudgments about levels of future demand for their own services). Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from us. Customer decisions to delay delivery, cancel orders or reduce purchases could have a material adverse effect on our business and operating results.

MARKETING AND SALES

    We sell our products in the US primarily through our direct sales organization and to a lesser extent through VARs, systems integrators and distributors. We continue to develop an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large NSPs and ISPs will continue to be handled by our direct sales force. As part of this strategy we have appointed certain sales people to sign-up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in our ability to forecast sales, potential reductions in customer satisfaction, loss of contact with users of our products and new methods of advertising and promoting the products, which will result in additional expenses. These, and other factors, could cause results of operations and our financial condition to be materially adversely affected.

    We market our products internationally through our own direct sales force, non-exclusive international distributors and systems integrators. To focus on sales to Europe, the Middle East and Africa, we recruited additional sales people in 2000 for the regional sales team headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting our distributors for sales to smaller customers. We also added sales people located in Hong Kong, Singapore and Beijing to focus on the Asian market.

    NSPs require that products undergo extensive lab testing and field trials prior to their deployment in the network. Accordingly, we continually submit successive generations of our current products as well as new products to our customers for evaluation and approval. Additionally, sales to international NSPs require products that meet country-specific certification standards for safety, emissions and network connectivity. The length of the various approval processes is affected by a number of factors, including the complexity of the product involved, the priorities and budgetary constraints of customers and regulatory issues.

CUSTOMER SERVICE AND SUPPORT

    Our products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The warranty period for most of our products is three years. We have service contracts with most of our major customers, and provide rapid-response service via arrangements with a number of service partners worldwide such as Milgo Services, Netcom Solutions and Vital Networks in the US, Vital Networks in Europe and Datacraft and Vital Networks in the Pacific Rim. These contracts typically establish response time and level of service commitments, with penalties for non-performance. We maintain a 24-hour, 7-day a week technical assistance support center, and provide rapid response with contracted response times, plus a wide range of repair programs. We also provide technical applications assistance, as well as customer and distributor product maintenance, installation services and training.

RESEARCH AND DEVELOPMENT

    We believe that our future success depends on our ability to maintain technological leadership through timely enhancements of existing products and development of new products that meet customer needs. During 2000, 1999 and 1998, total research and development expenses were $9,900,000, $8,049,000 and $11,463,000, respectively. All of these expenses were funded by us rather than by any of our customers. We believe that a continued commitment to research and development, particularly related to emerging technologies, will be required to remain competitive.

    Our product families are designed specifically to meet the demands of our larger customers. Relationships with these customers provide us with advanced insight into their evolving needs and allow us to anticipate new technology requirements. Enhancements to our product families are being developed by including major customers in the product definition and review process. Timely customer feedback is important to us in making modifications to existing products and designing new products.

    The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. Expertise is required in the general areas of telephony, data networking and network management, as well as specific technologies such as DSL, ATM, synchronous optical network ("SONET") and synchronous digital hierarchy ("SDH"). Further, the telecommunications industry is characterized by the need to design products that meet industry standards for safety, virus immunity, emissions and network connection. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by NSPs. As a result, there is a potential for delays in product development due to the need to comply with new or modified standards. The introduction of new and enhanced products also requires that we manage the transitions from older products to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market place.

MANUFACTURING AND QUALITY ASSURANCE

    Our manufacturing operations consist of materials procurement, third-party assembly of printed circuit boards and chassis assemblies, product testing and inspection and system configuration for shipment. We have maintained a long-term relationship with our principal third-party printed circuit board manufacturer, Via Systems, which has allowed us to implement quality control in the entire manufacturing process, including statistically monitored process control programs. We utilize traditional procurement methods with our suppliers, using standard purchase orders and blanket orders for scheduling and commitments. Most purchase-order payment terms are standard with payment due in 30 days, with some orders negotiated to net 45 days payment terms. We use automated functional product testing to remain flexible to customers' needs while maintaining control of the quality of the manufacturing process.

    Turnkey-based manufacturing is utilized primarily on all high-volume, repetitive production assemblies. In turnkey manufacturing, unlike manufacturing on consignment, the vendor is responsible for procuring the components utilized in the manufacturing process. This approach transfers some of the economic risks of material cost fluctuation, excess inventory, scrap, inventory obsolescence and working capital management to the vendor. Consigned kits may be utilized on lower volume assemblies. We are required to commit to purchase certain volumes within various time frames. Although we believe that the benefits of turnkey manufacturing outweigh the risks, it is possible that our dependence on turnkey manufacturing will impact our ability to alter the manufacturing schedule rapidly enough to satisfy changes in customer demand. We continue to perform final assembly and testing of non-turnkey finished products.

    On-time delivery of our products is dependent upon the availability of components used in our products. We purchase parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement-sourcing program. We attempt to manage risks by developing alternate sources and by maintaining long-term relationships with our suppliers. We acquire certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into our products. To date, we have been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. A substantial portion of our shipments in any fiscal period relates to orders received in that period. In addition, a significant percentage of our orders is shipped within three business days of receiving the order. To meet this demand, we maintain a supply of finished goods inventories at our manufacturing facility and a safety stock of critical components at a supplier's stocking location. There can be no assurance that interrupted or delayed supplies of key components will not occur. Any interrupted or delayed supplies of key components could have a material adverse effect on our business and operating results.

    We maintain a comprehensive quality control program. However, complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Despite testing by our customers and us, there can be no assurance that existing or future products will not contain undetected errors or failures when first introduced or as new versions are released. We provide a three-year warranty for most of our products. Although we believe that our reserves for estimated future warranty costs are adequate, our estimates, particularly those related to products that have been recently introduced, might not be correct. Warranty claims in excess of those expected could have a material adverse effect on our business and operating results.

    Because of component obsolescence from our manufacturers, we have been required to place last-time buy purchase orders to cover the expected demand for these components. These purchase commitments generally cover between one and two years expected demand for these components. As of December 31, 2000, we were obligated to purchase $324,000 of these components by the end of 2001. We plan to redesign some of our products as supplies of obsolete components dwindle and if customer demand justifies the effort. We took into account factors such as the ability to replace the particular component with a similar part and the estimated life of our products in determining the quantities to purchase. Although we believe that we will use all of the quantities we have agreed to purchase, there can be no assurance that our estimates are correct. If our estimates are not correct and requirements for a component are less or more than anticipated, it could have a material adverse effect on our business and results of operations.

COMPETITION

    The markets for our products are intensely competitive and we expect competition to intensify in the future. Our products compete primarily with Quick Eagle Networks, Verilink, ADC Telecommunications, Cisco Systems, Alcatel, ADTRAN, Paradyne and Nortel. We compete to a lesser extent with other telecommunications equipment companies. We believe that our ability to compete successfully depends upon a number of factors, including timely development of new products and features, product quality and performance, price, announcements by competitors, product line breadth, experienced sales, marketing and service organizations and evolving industry standards. Certain competitors have more broadly developed distribution channels and have made greater advances than we have in certain emerging technologies. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

    Our business could also be materially adversely affected by the integration of CSU/DSU and inverse multiplexing functionality into switches and routers. New technologies could displace some parts of the T1/E1 CSU/DSU product line. For example, symmetrical and high bit rate digital subscriber line ("SDSL" and "HDSL") are subscriber loop technologies that enable service providers to deploy high bandwidth services that could replace more traditional T1/FT1 services, upon which most of our products are based.

PROPRIETARY RIGHTS

    The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. Although we have been issued only one U.S. patent to date, we believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the US are not publicly disclosed until the patent is issued, applications may have been filed by competitors of ours that could relate to our products. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In our distribution agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have a material adverse effect on our business and operating results.

    The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U. S., thus making the possibility of misappropriation of our technology and products more likely.

EMPLOYEES

    As of December 31, 2000, we had 202 full time employees compared to 208 full time employees on December 31, 1999. We have never experienced any work stoppage and none of our employees is represented by a labor union. We believe our relationship with our employees is good.

MANAGEMENT

    The executive officers and directors of Larscom Incorporated are as follows:

NAME                            AGE                              POSITION
----                          --------   ---------------------------------------------------------
Robert Coackley.............     65      President and Chief Executive Officer
George M. Donohoe...........     63      Executive Vice President of Sales and Services
Rebecca C. Horn.............     47      Vice President, Marketing
Donald W. Morgan............     55      Vice President, Finance and Chief Financial Officer
Joseph A. Pendergast........     43      Vice President, Operations
Liam McManus................     58      Vice President and Chief Technology Officer
Amin Pessah.................     51      Vice President, International Sales
Donald G. Heitt.............     65      Director(2)(3)
Lawrence D. Milligan........     64      Chairman of the Board(2)(3)
Harvey L. Poppel............     63      Director(1)(2)
Richard E. Pospisil.........     69      Director(1)
Joseph F. Smorada...........     54      Director(1)(3)

------------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Executive Committee.

    Robert Coackley has served as President, Chief Executive Officer and a member of the Board of Directors since May 1999. Prior to joining Larscom Incorporated, he was President of Inrange Technologies Corporation (formerly General Signal Networks) from 1991 until 1999. Mr. Coackley has also held a number of executive positions with LP COM, Hewlett-Packard, British Telecom and Telspec Ltd. Mr. Coackley is a Fellow of the Institute of Electrical Engineers (U.K.) and is also a Governor of the Electronic Industries Alliance and a board member of the Telecommunications Industry Association. Mr. Coackley holds a BS Honors Degree in Electrical Engineering from City University, London, England.

    George M. Donohoe has served as Executive Vice President of Sales and Service since May 1999. Prior to that, he served as Acting Chief Executive Officer from October 1998 until May 1999 and as Executive Vice President responsible for the Network Systems Group since January 1998. Previously, he served as Vice President of Sales from August 1994 to December 1997, as Director of Telco Sales from April 1994 to August 1994 and as Western Region Sales Manager from November 1993 to March 1994. Prior to joining Larscom Incorporated, Mr. Donohoe was Director of LAN Product Sales at Teleglobe from February 1993 to October 1993, and Vice President of Sales at Halley Systems from December 1989 to January 1993. Prior to that, Mr. Donohoe served in senior sales and sales management positions at Infinet, Honeywell Information Systems and IBM.
Mr. Donohoe earned a BS degree in Industrial Engineering and Management Sciences from the University of South Dakota.

    Rebecca C. Horn has served as Vice President Marketing since May 1999. She had joined Larscom Incorporated as Vice President and General Manager, Network Systems Group, in October 1998. Prior to that, she served as Vice President, Assistant General Manager from April 1998 to September 1998 and as Vice President, Marketing and Business Development from October 1993 to April 1998 at Fujitsu Network Communications. Prior to that, Ms. Horn held senior management positions at DSC Communications, Northern Telecom, ITT Telecom and GTE.
Ms. Horn earned a BS degree in Business Administration from Western Carolina University and an MA degree in Economics from North Carolina State University.

    Donald W. Morgan has served as Vice President of Finance and Chief Financial Officer of Larscom Incorporated since October 1999. Prior to joining Larscom Incorporated, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms from December 1997 to September 1998. He served as Vice President of Finance and Administration for General Signal Networks from July 1991 to November 1997. Prior to that,
Mr. Morgan served in a number of senior financial positions with UNISYS Corporation. Mr. Morgan earned a BS degree in Business Administration from Northeastern University and an MS degree in Finance from the University of Illinois.

    Joseph A. Pendergast has served as Vice President, Operations of Larscom Incorporated since October 2000. Prior to joining Larscom Incorporated,
Mr. Pendergast held several positions at Inrange Technologies Corporation from 1989 to 2000. Those positions included Director of Supply Chain Management, Director of Manufacturing, and Director of Order Fulfillment. Mr. Pendergast holds a BS Degree in Operations Management from LaSalle University and is CPIM-APICS and CIRM-APICS Certified.

    Liam McManus has served as Vice President and Chief Technology Officer of Larscom Incorporated since December 2000. Prior to joining Larscom Incorporated, Mr. McManus worked for Inrange Technologies Corporation from 1987 to 2000 as Vice President of Software Engineering and as Vice President of Datacom/Telecom. Mr. McManus holds a BS Degree in Electrical Engineering from Loughborough University in England.

    Amin Pessah has served as Vice President, International Sales since January 2000. Previously he served as Vice President and General Manager, Digital Access Group from January 1998 to December 1999 and in several senior international sales management positions from October 1988 until

December 1997. Prior to that Mr. Pessah served in senior sales and sales management positions at Memotec, General DataComm, Timeplex and Memorex.
Mr. Pessah earned a BS degree in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

    Donald G. Heitt has served as a director of Larscom Incorporated since November 1996. He served as Chairman of the Board of Voysys Corporation from December 1995 until his retirement in May 1998. From April 1990 to January 1996, Mr. Heitt was the President and Chief Executive Officer of Voysys Corporation. Prior to 1990, Mr. Heitt served as Senior Vice President of Telebit Corporation, Vice President of Sales and Marketing and President of the computer division of General Automation, Inc., and Vice President of Honeywell Information
Systems, Inc. Mr. Heitt earned a BBA degree from the University of Iowa.

    Lawrence D. Milligan has served as a director of Larscom Incorporated since November 1998 and as Chairman of the Board since June 1999. Mr. Milligan is President, Chief Executive Officer and a director of Axel Johnson. Prior to that, Mr. Milligan held a number of senior management positions over the course of 38 years with Procter & Gamble Co. Before retiring from Procter & Gamble in 1998, he was the Senior Vice President responsible for worldwide sales and customer development, a position he held for eight years. Mr. Milligan is a member of the Board of Directors of Portman Equipment Company. He graduated from Williams College and served in the United States Marine Corps.

    Harvey L. Poppel has served as a director of Larscom Incorporated since November 1996. He served as Managing Director at Broadview International from January 1985 until his retirement in December 1996 and as President of Poptech, Inc. since 1984. Previously, he was Senior Vice President, Board Member and Managing Officer of the Information Industry Practice at Booz, Allen & Hamilton and managed communications software development at both Western Union and Westinghouse Electric. He also is a director of Cotelligent, Inc., a professional services firm. Mr. Poppel holds BS and MS degrees from Rensselaer Polytechnic Institute.

    Richard E. Pospisil has served as a director of Larscom Incorporated since January 2000. Mr. Pospisil is currently a private investor and has been the President of RP Associates Consulting Services since 1994. Mr. Pospisil was President and CEO at T3Plus Networking (OnStream Networks) from 1990 until 1994. He was President, CEO and Director of ADA Incorporated during 1990. Previous to that, he founded both LP COM and Telecommunications Technology, Incorporated. Mr. Pospisil holds a BS degree in Electrical Engineering from Iowa State University.

    Joseph F. Smorada has served as a director of Larscom Incorporated since June 1992. Mr. Smorada has served as Senior Vice President and Chief Financial Officer of Axel Johnson since April 1992. Prior to joining Axel Johnson,
Mr. Smorada was Senior Vice President and Chief Financial Officer for Lone Star Industries, Inc. from September 1988 to April 1992. Prior to 1988, Mr. Smorada held senior executive positions with Conrac Corporation and Continental Group, Inc. Mr. Smorada earned a BA degree in Economics from California University of Pennsylvania.

    There is no family relationship among any directors or executive officers of Larscom Incorporated.

ITEM 2.  PROPERTIES

    We currently lease a 119,000 square foot facility located in Milpitas, California and two facilities in North Carolina, one of 27,000 square feet in Durham, North Carolina and one of 16,000 square feet in Morrisville, North Carolina. At the Milpitas facility, 45,000 square feet are sublet and in Morrisville, North Carolina, we sublet all 16,000 square feet. The Morrisville, North Carolina lease and sublease expire June 30, 2001. Most of our manufacturing, sales, administration and customer service and a portion of marketing, and research and development are performed at our Milpitas facility. We also perform some marketing, customer service and research and development functions at the facility in Durham. We also occupy various small offices throughout the US for sales activities, one office in the UK for sales activities in Europe and offices in Hong Kong and Singapore for sales activities in Asia. We believe that our existing facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the quarter ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The following table sets forth the high and low bid prices for our Class A Common Stock as reported on the Nasdaq National Market from January 1, 1999 through December 31, 2000. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                       2000                  1999
                                                -------------------   -------------------
                                                               BID PRICES
                                                -----------------------------------------
                                                  HIGH       LOW        HIGH       LOW
                                                --------   --------   --------   --------
First quarter.................................   $11.50     $5.50      $ 3.06     $1.53
Second quarter................................   $ 7.84     $4.06      $ 3.44     $1.63
Third quarter.................................   $10.13     $4.50      $ 3.00     $1.56
Fourth quarter................................   $ 8.27     $1.91      $ 8.00     $1.88

    As of February 28, 2001, there were 45 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We had an estimated 3,083 beneficial holders of our Class A Common Stock, held in street names, as of February 28, 2001.

    We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues.......................................  $54,664    $52,839    $72,733    $75,955    $66,444
Cost of revenues...............................   25,942     26,423     40,917     32,718     29,949
                                                 -------    -------    -------    -------    -------
  Gross profit.................................   28,722     26,416     31,816     43,237     36,495
                                                 -------    -------    -------    -------    -------
Operating expenses:
  Research and development.....................    9,900      8,049     11,463      9,943      8,123
  Selling, general and administrative..........   24,116     21,570     25,833     21,145     19,408
  Restructuring................................       --         --      1,214         --         --
  Other nonrecurring charges...................       --         --      7,915         --         --
  In-process research and development..........       --         --         --     20,120         --
                                                 -------    -------    -------    -------    -------
    Total operating expenses...................   34,016     29,619     46,425     51,208     27,531
                                                 -------    -------    -------    -------    -------
Income (loss) from operations..................   (5,294)    (3,203)   (14,609)    (7,971)     8,964
  Other income (expense), net..................    1,760      1,247      2,085      1,726       (597)
                                                 -------    -------    -------    -------    -------
Income (loss) before income taxes..............   (3,534)    (1,956)   (12,524)    (6,245)     8,367
  Income tax provision (benefit)...............   (1,035)      (684)    (5,436)    (2,486)     3,437
                                                 -------    -------    -------    -------    -------
Net income (loss)..............................  $(2,499)   $(1,272)   $(7,088)   $(3,759)   $ 4,930
                                                 =======    =======    =======    =======    =======

Basic and diluted earnings (loss) per share....  $ (0.13)   $ (0.07)   $ (0.39)   $ (0.21)   $  0.41
                                                 =======    =======    =======    =======    =======
Basic and diluted weighted average shares......   18,591     18,333     18,216     18,078     12,170
                                                 =======    =======    =======    =======    =======
Cash dividends per share.......................  $    --    $    --    $    --    $    --    $  2.10
                                                 =======    =======    =======    =======    =======
Shares used to compute cash dividends per
  share........................................       --         --         --         --     11,900
                                                 =======    =======    =======    =======    =======

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Working capital................................  $37,395    $38,647    $37,140    $33,911    $55,944
Total assets...................................   66,320     66,862     68,103     87,910     73,043
Total stockholders' equity.....................   53,042     54,795     55,851     62,227     61,445

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We sell our products primarily through a direct sales force and to a lesser extent through a variety of resellers, including VARs, systems integrators and distributors.

    A small number of customers, consisting of NSPs and resellers, have accounted for a large part of our revenues in each of the past several years. Sales to our top two customers (WorldCom Inc. and AT&T) accounted for 39%, 41% and 44%, of revenues in 2000, 1999 and 1998, respectively. Sales to NSPs as a group represented 50%, 52%, and 61% of revenues in 2000, 1999 and 1998, respectively.

    Sales to NSPs and resellers are often difficult to forecast due to a relatively long sales cycle for new accounts and frequent acceleration or delays in order schedules, often with limited notice, from existing accounts. We have experienced fluctuations in both annual and quarterly revenues due to the timing of receipt of customer orders as well as decisions from time to time by major customers to cease marketing, purchasing and reselling our products. Since we continue to have significant sales to a small number of customers, similar fluctuations in annual and quarterly revenues may occur in the future.

    Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our ability to predict revenues is limited. In addition, introductions or announcements by us or our competitors of new products and technologies can cause customers to defer purchases of our existing products. In the event that anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, our business and operating results could be materially adversely affected.

    On October 15, 1998, we announced a corporate restructuring plan designed to better align our expenses with anticipated revenues. The restructuring included a workforce reduction of approximately 16%. Expenses of $1,214,000, related to the restructuring were recorded in the fourth quarter of 1998. As a result of the review and refocus of our business in October 1998, we also reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result of this review, we recognized an impairment loss of $7,915,000 in 1998, principally related to the current technology. See Note 9 of the Consolidated Financial Statements for additional information. We established our expenditure levels for product development and other operating expenses based on projected revenues and margins, but expenses are relatively fixed in the short term. Accordingly, if revenues are below expectations in any given period, our inability to adjust spending in the short term may exacerbate the adverse impact of a revenue shortfall on our operating results. Moreover, even though we may experience revenue shortfalls in two or three consecutive quarters, we may decide not to try to reduce our expenses if we believe the shortfall is temporary.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the value of the derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We are required to adopt SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity and do not believe adoption of this pronouncement will have a material impact on our financial position or results of operation.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the periods indicated:

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2000          1999          1998
                                                        --------      --------      --------
Revenues..............................................    100 %         100 %         100 %
Cost of revenues......................................     47            50            56
                                                          ---           ---           ---
  Gross profit........................................     53            50            44
                                                          ---           ---           ---
Operating expenses:
  Research and development............................     18            15            16
  Selling, general and administrative.................     44            41            35
  Restructuring.......................................     --            --             2
  Other nonrecurring charges..........................     --            --            11
                                                          ---           ---           ---
    Total operating expenses..........................     62            56            64
                                                          ---           ---           ---
Loss from operations..................................     (9)           (6)          (20)
  Other income (expense), net.........................      3             2             3
                                                          ---           ---           ---
Loss before income taxes..............................     (6)           (4)          (17)
  Income tax benefit..................................     (2)           (2)           (7)
                                                          ---           ---           ---
Net Loss..............................................     (4)%          (2)%         (10)%
                                                          ===           ===           ===

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues of $54,664,000 for 2000 represent a 3% gain over 1999's revenues of $52,839,000. Sales of the Orion 2000, which is designed for ATM inverse multiplexing, was a major contributor to the revenue growth over last year as market demand for fractional T3 applications continued to expand. Partially offsetting this increase were revenue declines in the Multiplexer, Service-Delivery Platforms and CSU/DSU product groups.

    The revenue improvement for 2000 versus 1999 came from our domestic distributor channels, direct sales to network service providers (NSPs) and shipments to international markets. Shipments to international locations represented 14% of total revenues during 2000 and were 3% greater than in the same period of 1999.

    GROSS PROFIT. As a percentage of revenues, gross profit for 2000 was 53% versus 50% in 1999. The improvement in gross profit margin from 1999 was primarily the result of lower expenses related to excess and obsolete inventory, improved manufacturing variances and lower warranty-related costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses grew by 23% to $9,900,000 in 2000, from $8,049,000 in 1999. Higher R&D spending was mainly due to increased headcount, higher average pay per employee, and an increase in recruiting and relocation costs. The additional spending reflects our strategic initiative to grow the business through investment in new product development. We believe that a continued commitment to research and development, particularly related to intelligent access products and emerging technologies, will be required to respond to customer demand and to remain competitive.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 12% to $24,116,000 during 2000, as compared to $21,570,000 in the same period of 1999. The incremental spending was due primarily to our investment in our international sales force, additional sales commissions from higher sales volume, recruiting costs and outside services and consulting fees. Selling, general and administrative expenses include charges from our majority stockholder, Axel Johnson Inc. ("Axel Johnson"), for legal, accounting, tax, treasury, human resources and administrative services. Charges for these services were $452,000 for 2000 versus $438,000 in 1999.

    INTEREST AND OTHER INCOME. Interest and other income was $1,760,000 for 2000 as compared to $1,247,000 for 1999. Interest income, which is the major component of Interest and Other Income, was $1,842,000 for 2000, as compared to $1,312,000 for the same period in 1999. The growth in interest income over 1999 was largely due to higher average market interest rates in 2000. Our investment portfolio is generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better.

    PROVISION FOR INCOME TAXES. The effective tax benefit rate was 29% for 2000. The tax rate differs from the federal statutory rate primarily because of state income taxes.

    At December 31, 2000, we had deferred tax assets of $15,790,000. These assets largely relate to future expected tax benefits from the amortization of intangible assets. The amortization of the intangible assets is deductible for tax purposes in equal amounts over the next 12 years. The remaining deferred tax assets relate to inventory reserves and accrued expenses. We have not recorded a valuation allowance (for financial reporting purposes) against the deferred tax assets because we believe it is more likely than not that the benefits are realizable. However, realization of these assets depends on our ability to generate taxable income in the future. Our belief in the likelihood of being able to use the deferred tax assets is based on the following factors:

    - A significant portion of the deferred tax assets is deductible over the next 12 years.

    - Tax losses can be carried forward for 20 years.

    - A small portion of the losses can be carried back to a prior year.

    If we were to significantly reduce our estimate of future taxable income, we would have to record an allowance against our deferred tax assets. Such a charge could have a material adverse effect on our reported results of operations and financial condition.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues decreased 27% to $52,839,000 in 1999 from $72,733,000 in 1998. The principal reasons for this decline was the merger-related consolidations of two of our largest customers, (WorldCom with MCI and AT&T with IBM Global Network) and additional competition from alternative technologies.

    GROSS PROFIT. As a percentage of revenues, gross profit grew to 50% in 1999 from 44% in 1998. The primary reasons for this increase were the establishment in 1998 of significant additional inventory reserves, mainly for the ATM Access product line, amortization of intangible assets associated with the acquisition of NetEdge and improvements in manufacturing variances in 1999 over 1998. In addition, service revenues gross margins improved as a percentage of sales primarily from higher volumes in 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses were reduced by 30% to $8,049,000 in 1999 from $11,463,000 in 1998. As a percentage of revenues, research and development expenses decreased slightly to 15% in 1999 from 16% in 1998. The lower research and development expenses were due to scaling back the ATM Access projects and declines in operating expenses in 1999 resulting from the 1998 corporate restructuring.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 17% to $21,570,000 in 1999 from $25,833,000 in 1998. As a percentage of revenues, selling, general and administrative expenses grew to 41% in 1999 from 35% in 1998. The reduction in expenses in absolute dollars was due primarily to savings attributed to the restructuring implemented in the fourth quarter of 1998 and lower commissions associated with reduced revenues. Expenses were further reduced by lower depreciation and goodwill amortization associated with the NetEdge acquisition, and lower bad debt expense. Selling, general and administrative expenses include charges from Axel Johnson for legal, accounting, tax, treasury and administrative services of $438,000 and $425,000 in 1999 and 1998, respectively.

    RESTRUCTURING. In October 1998, we announced a corporate restructuring designed to better align our expenses with anticipated revenues and to allow us to focus on opportunities that offered the greatest potential for long-term growth. The restructuring included a workforce reduction of approximately 16%. Total expenses related to the restructuring were $1,214,000; of which $876,000 was related to employee severance costs. At December 31, 1999, all amounts accrued had been paid.

    OTHER NONRECURRING CHARGES. As a result of the review and refocus of the EDGE product family in October 1998, we reevaluated the intangible assets associated with the 1997 NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to Be Disposed Of" ("SFAS 121"). The review and refocus was precipitated by lower than anticipated revenues from the EDGE product family. We determined that the sum of the estimated future cash flows related to the EDGE products was less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of the estimated future cash flows of those assets. We recognized an impairment loss of $7,915,000 to write down these intangible assets to fair value.

    OTHER INCOME (EXPENSE), NET. Other Income of $1,247,000 in 1999 was $838,000 lower than the $2,085,000 reported in 1998. In 1998 we sold our former headquarters, in which we had a one third ownership interest, for a gain to us of $1,325,000. Excluding this one-time gain in 1998, other income was $491,000 higher in 1999 versus 1998 mainly due to higher short-term investments and cash balances in 1999 and generally higher market rates of interest paid on those balances.

    INCOME TAXES BENEFIT. The effective tax benefit rate was 35% and 43% for 1999 and 1998, respectively. The rate of 43% in 1998 differed from the federal statutory rate of 35% primarily as a result of state taxes and federal-income-tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

    We had a positive cash flow of $732,000 for the year ended December 31, 2000 versus a negative cash flow of ($3,256,000) for the year ended December 31, 1999. Our net loss in 2000 was almost entirely offset by non-cash items consisting of depreciation and amortization. The major source of cash in 2000 came from our short-term investment activities and the proceeds of employee stock purchases which more than offset our capital expenditures for 2000.

    Capital expenditures in 2000 were $1,527,000. These expenditures consisted principally of the purchase of computers, software and test equipment.

    We have a revolving line of credit of $15,000,000 with Axel Johnson (the "Credit Agreement"), which expires in December 2001. The Credit Agreement contains various representations, covenants and events of default typical for financing a business of our size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we have an administrative service agreement and a tax sharing agreement with Axel Johnson, which regulates the on-going relationship between the two entities. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for more details.

    At December 31, 2000, we had cash and cash equivalents of $7,741,000 and short-term investments of $20,238,000. We believe that working capital, together with our line of credit and funds generated from operations, will provide adequate liquidity to meet our operating and capital requirements at least through 2001. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we would not be able to obtain adequate capital on terms acceptable to us, or at all.

    The effects of inflation on our revenues and operating income have not been material to date.

               CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    OUR SALES ARE CONCENTRATED ON A FEW LARGE CUSTOMERS. We believe that our relationships with large customers, particularly NSPs and ISPs, will be critical to our future success. A small number of customers have accounted for a majority of our revenues in each of the past several years. During 2000, 1999 and 1998, two customers, WorldCom Inc. and its subsidiaries and AT&T, together accounted for 39%, 41% and 44% of our revenues, respectively.

    None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and year-to-year. Our current customers might not continue to place orders with us, orders from existing customers might not continue at the levels of previous periods and we might not be able to obtain orders from new customers, including a recent easing of demand by CLECs. Loss of, or a material reduction in, orders from one or more of our major customers could have a material adverse effect on our business and operating results.

    VARIOUS FACTORS CAUSING FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS; WE DO NOT HAVE A SIGNIFICANT BACKLOG. Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers' business conditions and the effect of competitors' product offerings. We have experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, our business and operating results would be materially adversely affected. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

    Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, increasing sales channel development costs, the cost and availability of components, the mix of our customer base and sales channels, the mix of products sold, our sales promotion activities, our ability to expand our sales and marketing organization effectively, our ability to attract and retain key technical and managerial employees and general economic conditions. We established our expense levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term. Accordingly, if sales are below expectations in any given period, our inability to adjust spending proportionally in the short term may exacerbate the adverse impact of a revenue shortfall on our operating results.

    Because of all of the foregoing factors, our operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in our financial performance being below the expectations of public market analysts and investors, the price of our Class A Common Stock could be materially adversely affected.

    GROSS MARGINS WILL NOT ATTAIN EARLIER LEVELS. Although our gross profit margin percentage in 2000 was higher than in 1999, particularly due to the impact in 1999 of additional expenses related to excess and obsolete inventory, we do not expect our gross margins percentage to reach the levels achieved before 1998 primarily due to increased competition. In addition, we are currently developing an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

    GROWTH INITIATIVE RESULTS IN CURRENT LOSSES. The Board of Directors, on November 17, 1999, approved funding for an aggressive program to develop new products and expand into new markets. We reported operating losses for 2000 partly as a result of these strategic initiatives. Our continued emphases on new product development and expansion into new markets are expected to result in continued losses for 2001.

    WE DEPEND ON RECENTLY-INTRODUCED PRODUCTS AND PRODUCTS UNDER
DEVELOPMENT. We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products and products that may be introduced in the future. These include, for example, the Larscom 3000, Larscom 6000 and the TerraMux, which have only recently been introduced, and our proposed future "intelligent access" products. There can be no assurance that such products will achieve widespread market acceptance. In addition, we have, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases would have a material adverse effect on our business and operating results.

    WE DEPEND HEAVILY ON COMPONENT AVAILABILITY AND KEY SUPPLIERS. On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from numerous single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products without incurring substantial additional costs, there can be no assurance that we would be able to do so, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply or a significant price increase of one or more components or software would likely have a material adverse effect on our business and operating results. We generally do not have any long-term contracts with our suppliers. It is possible that our suppliers will not continue to be able and willing to meet our future requirements.

    RAPID TECHNOLOGICAL CHANGE COULD HURT OUR ABILITY TO COMPETE. The telecommunications equipment industry is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. If we were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, our business and operating results could be materially adversely affected. For example, we are aware of a competing technology with network monitoring capabilities that can be used instead of the Split-T product that we sell primarily to WorldCom Inc. If WorldCom Inc. customers were to opt for the alternative technology as part of their services, our business and operating results would be materially adversely affected.

    WE ARE CONTROLLED BY AXEL JOHNSON. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom.

    OUR ABILITY TO MANAGE OPERATIONS. To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense. We have had past difficulty in filling all our hiring requisitions. Our failure to manage any expansion or contraction effectively could have a material adverse effect on our business and operating results.

    WE ARE TRYING TO ENTER MORE INTERNATIONAL MARKETS AND INCREASE OUR ALTERNATIVE DISTRIBUTION CHANNELS. Sales outside the US approximated 14% of our revenues for 2000. The conduct of business outside the US is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in various countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the US could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

    We have developed an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. (Sales to large NSPs and ISPs continue to be handled by our direct sales force.) As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, management's inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build up of inventories at resellers and new methods of advertising and promoting products which will result in additional expenses.

    We market our products internationally through non-exclusive distribution agreements with international distributors and systems integrators. To focus on sales to Europe, the Middle East and Africa, we have created a regional sales team, headquartered in the United Kingdom. The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers. During 2000, we established direct sales offices in Hong Kong and Singapore to focus on the Asian market. If these initiatives are not successful, our results could be materially adversely affected.

    WE MUST COMPLY WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS. The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the US, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM and DSL evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of our products, which in turn could have a material adverse effect on our business and operating results.

    WE MAY ACQUIRE BUSINESSES OR TECHNOLOGIES THAT ARE DIFFICULT TO
INTEGRATE. As part of our efforts to grow our business, we review acquisition and strategic alliance prospects that would potentially complement our existing product offerings, augment our market coverage, enhance our technological capabilities or offer growth opportunities. Any future acquisitions by us could result in potentially dilutive issuances of equity securities and/or the issuances of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on our business and operating results and/ or the price of our Class A Common Stock. As a result of the ownership interest of Axel Johnson in Larscom, we will not be able to use pooling of interests accounting for any future acquisition. Accordingly, such acquisitions could result in amortization of goodwill and other charges typically associated with purchase accounting. Any future strategic alliance may entail illiquid and risky investments in the equity of private companies, and the payment of substantial upfront fees to obtain rights to technologies which have not yet been tested in the marketplace. For example, in 2000 we paid $2,000,000 to privately-held Issanni Systems, Inc. to license the technology which is the basis for the Larscom 3000. We also agreed to purchase equity securities in Issanni
Systems, Inc. Acquisitions and strategic alliances entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to integrate any businesses, products, technologies or personnel that might be acquired or licensed in the future successfully, and our failure to do so could have a material adverse effect on our business and operating results.

    WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY INFORMATION. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. Although we have been issued only one US patent to date, we believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and entered into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

    WE PROVIDE OUR CUSTOMERS A THREE-YEAR PRODUCT WARRANTY. Complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Although we believe that our reserves for estimated future warranty costs are adequate, our estimates, particularly those related to products that have been recently introduced, might not be correct. Warranty claims in excess of those expected could have a material adverse effect on our business and operating results.

    WE HAVE BEEN REQUIRED TO PLACE LAST-TIME BUY PURCHASES TO COVER OBSOLETE COMPONENTS. Because of component obsolescence from our manufacturers, we have been required to place last-time buy purchase orders to cover the expected demand for these components. These purchase commitments generally cover between one and two years of expected demand for these components. As of December 31, 2000, we are obligated to purchase $324,000 of these components by the end of 2001. Although we believe that we will use all of the quantities we have agreed to purchase, there can be no assurance that our estimates are correct. If our estimates are not correct and requirements for a component are less or more than anticipated, it could have a material adverse effect on our business and results of operations.

    OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY THE INTEGRATION AND FUNCTIONALITY OF SWITCHES AND ROUTERS. New technologies could displace some parts of the T1/E1 CSU/DSU product line. For example, symmetrical and high bit rate digital subscriber line ("SDSL" and "HDSL") are subscriber loop technologies that enable service providers to deploy high bandwidth services that could replace more traditional T1/FT1 services, upon which most of our products are based.

    WE HAVE NOT CONDUCTED A FORMAL PATENT SEARCH RELATING TO THE TECHNOLOGY USED IN OUR PRODUCTS. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the US are not publicly disclosed until the patent is issued, applications may have been filed by competitors of ours that could relate to our products. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have a material adverse effect on our business and operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio has been generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. These securities mature within one year and are classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Because of these factors, our future investment income might fall short of expectations or we might suffer losses in principal if we are forced to sell securities that have declined in market value.

    FOREIGN CURRENCY EXCHANGE RATE RISK. Our international sales are typically made in US dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our sales and marketing expenses are incurred in local currencies. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LARSCOM INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
CONSOLIDATED FINANCIAL STATEMENTS:                            --------

    Report of Independent Accountants.......................     28

    Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................     29

    Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998.................     30

    Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998.................     31

    Consolidated Statements of Stockholder's Equity for the
     years ended December 31, 2000, 1999 and 1998...........     32

    Notes to the Consolidated Financial Statements..........     33

FINANCIAL STATEMENT SCHEDULES:

    All schedules, with the exception of Schedule II Valuation and Qualifying Accounts (see Part IV Item 14), are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the board of directors and stockholders of Larscom Incorporated

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Larscom Incorporated management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 24, 2001

                              LARSCOM INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,741   $  7,009
  Short-term investments....................................    20,238     22,199
  Accounts receivable, net..................................     7,044      7,769
  Inventories, net..........................................     6,816      5,821
  Deferred income taxes.....................................     4,040      3,961
  Income taxes receivable...................................       192      1,750
  Prepaid expenses and other current assets.................     4,154      1,671
                                                              --------   --------
    Total current assets....................................    50,225     50,180
Property and equipment, net.................................     4,111      4,781
Deferred income taxes.......................................    11,750     11,419
Other non-current assets, net...............................       234        482
                                                              --------   --------
    Total assets............................................  $ 66,320   $ 66,862
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,482   $  3,464
  Accrued expenses and other current liabilities............     8,348      7,728
  Due to Axel Johnson.......................................        --        341
                                                              --------   --------
    Total current liabilities...............................    12,830     11,533
Other non-current liabilities...............................       448        534
                                                              --------   --------
    Total liabilities.......................................    13,278     12,067
                                                              --------   --------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000 shares authorized;
    no shares issued or outstanding.........................        --         --
  Class A Common Stock, $0.01 par value; 100,000 shares
    authorized; 8,716 shares issued and outstanding.........        87         84
  Class B Common Stock, $0.01 par value; 11,900 shares
    authorized; 10,000 issued and outstanding...............       100        100
  Additional paid-in capital................................    82,598     81,860
  Accumulated other comprehensive loss......................        (1)        (6)
  Accumulated deficit.......................................   (29,742)   (27,243)
                                                              --------   --------
    Total stockholders' equity..............................    53,042     54,795
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 66,320   $ 66,862
                                                              ========   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $54,664    $52,839    $ 72,733
Cost of revenues............................................   25,942     26,423      40,917
                                                              -------    -------    --------
  Gross profit..............................................   28,722     26,416      31,816
                                                              -------    -------    --------
Operating expenses:
  Research and development..................................    9,900      8,049      11,463
  Selling, general and administrative.......................   24,116     21,570      25,833
  Restructuring.............................................       --         --       1,214
  Other nonrecurring charges................................       --         --       7,915
                                                              -------    -------    --------
    Total operating expenses................................   34,016     29,619      46,425
                                                              -------    -------    --------
Loss from operations........................................   (5,294)    (3,203)    (14,609)
  Interest and other income.................................    1,760      1,247       2,085
                                                              -------    -------    --------
Loss before income taxes....................................   (3,534)    (1,956)    (12,524)
  Income tax benefit........................................   (1,035)      (684)     (5,436)
                                                              -------    -------    --------
Net loss....................................................  $(2,499)   $(1,272)   $ (7,088)
                                                              =======    =======    ========

Basic and diluted net loss per share........................  $ (0.13)   $ (0.07)   $  (0.39)
Basic and diluted weighted average shares...................   18,591     18,333      18,216

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (2,499)  $ (1,272)  $  (7,088)
  Adjustments to reconcile net loss to net cash provided by
    operations:
    Depreciation & amortization.............................     2,404      3,199       5,690
    Gain from sale of building..............................        --         --      (1,329)
    Intangible asset write-down.............................        --         --       7,915
    Deferred income taxes...................................      (410)       713      (5,290)
    Other noncash items.....................................       (70)       338         303
    Changes in assets and liabilities, net of acquisition
      effects:
      Accounts receivable...................................       726       (230)      9,972
      Inventories...........................................      (995)     2,792       4,714
      Prepaid expenses and other assets.....................    (2,483)       129        (251)
      Other assets..........................................        24         --          --
      Accounts payable......................................     1,019       (241)     (4,384)
      Income taxes receivable...............................     1,558        758      (3,617)
      Accrued expenses and other current liabilities........       682         97      (4,800)
                                                              --------   --------   ---------
Net cash (used) provided by operating activities............       (44)     6,283       1,835
                                                              --------   --------   ---------

Cash flows from investing activities:
  Purchases of short-term investments.......................   (27,338)   (32,116)   (107,806)
  Sales of short-term investments...........................    25,599     17,464      59,788
  Maturities of short-term investments......................     3,700      6,355      50,714
  Purchase of property and equipment........................    (1,527)    (1,066)     (1,795)
  Proceeds from sale of building............................        --         --       1,700
                                                              --------   --------   ---------
Net cash provided (used) by investing activities............       434     (9,363)      2,601
                                                              --------   --------   ---------

Cash flows from financing activities:
  Net proceeds from sales of Class A Common Stock...........       741        224         710
  Repayment of long-term debt...............................       (58)      (194)       (437)
  Advances from (repayments to) Axel Johnson................      (341)      (206)     (2,698)
                                                              --------   --------   ---------
Net cash (used) provided by financing activities............       342       (176)     (2,425)
                                                              --------   --------   ---------
Increase (decrease) in cash and cash equivalents............       732     (3,256)      2,011
Cash and cash equivalents at beginning of year..............     7,009     10,265       8,254
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $  7,741   $  7,009   $  10,265
                                                              ========   ========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $      4   $      8   $      34
                                                              ========   ========   =========
Income taxes paid...........................................  $     72   $    144   $   3,914
                                                              ========   ========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              LARSCOM INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                    CLASS A               CLASS B                       ACCUMULATED
                                 COMMON STOCK          COMMON STOCK       ADDITIONAL       OTHER                         TOTAL
                              -------------------   -------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                               SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY
                              --------   --------   --------   --------   ----------   -------------   -----------   -------------
Balance at December 31,
  1997......................   8,137       $81       10,000      $100      $80,929          $--         $(18,883)       $62,227
Comprehensive income (loss):
  Net loss..................      --        --           --        --           --           --           (7,088)        (7,088)
  Foreign currency
    translation
    adjustment..............      --        --           --        --           --            2               --              2
    Comprehensive loss
Issuance under stock
  plans.....................     129         2           --        --          708           --               --            710
                               -----       ---       ------      ----      -------          ---         --------        -------
Balance at December 31,
  1998......................   8,266        83       10,000       100       81,637            2          (25,971)        55,851
Comprehensive income (loss):
  Net loss..................      --        --           --        --           --           --           (1,272)        (1,272)
  Foreign currency
    translation
    adjustment..............      --        --           --        --           --           (8)              --             (8)
    Comprehensive loss......
Issuance under stock
  plans.....................     113         1           --        --          223           --               --            224
                               -----       ---       ------      ----      -------          ---         --------        -------
Balance at December 31,
  1999......................   8,379        84       10,000       100       81,860           (6)         (27,243)        54,795
Comprehensive income (loss):
  Net loss..................      --        --           --        --           --           --           (2,499)        (2,499)
  Foreign currency
    translation
    adjustment..............      --        --           --        --           --            5               --              5
    Comprehensive loss......
Issuance under stock
  plans.....................     337         3           --        --          738           --               --            741
                               -----       ---       ------      ----      -------          ---         --------        -------
Balance at December 31,
  2000......................   8,716       $87       10,000      $100      $82,598          $(1)        $(29,742)       $53,042
                               =====       ===       ======      ====      =======          ===         ========        =======


                              COMPREHENSIVE
                              INCOME (LOSS)
                              -------------
Balance at December 31,
  1997......................
Comprehensive income (loss):
  Net loss..................     $(7,088)
  Foreign currency
    translation
    adjustment..............           2
                                 -------
    Comprehensive loss           $(7,086)
                                 =======
Issuance under stock
  plans.....................
Balance at December 31,
  1998......................
Comprehensive income (loss):
  Net loss..................     $(1,272)
  Foreign currency
    translation
    adjustment..............          (8)
                                 -------
    Comprehensive loss......     $(1,280)
                                 =======
Issuance under stock
  plans.....................
Balance at December 31,
  1999......................
Comprehensive income (loss):
  Net loss..................     $(2,499)
  Foreign currency
    translation
    adjustment..............           5
                                 -------
    Comprehensive loss......     $(2,494)
                                 =======
Issuance under stock
  plans.....................
Balance at December 31,
  2000......................

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              LARSCOM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Larscom Incorporated, a majority-owned subsidiary of Axel Johnson Inc. ("Axel Johnson"), develops, manufactures and markets a broad range of high-speed, internetworking products for network service providers, Internet services providers and corporate users. We operate in one industry segment.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Larscom Incorporated and our wholly owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

CONCENTRATIONS OF CREDIT RISK AND CUSTOMER CONCENTRATION

    Financial instruments, which subject us to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. Our accounts receivable are derived from sales to customers primarily in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses, and to date have not experienced any material losses. Receivables from the two largest customers represented 45% and 28% of net accounts receivable at December 31, 2000 and 1999, respectively.

    The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2000          1999          1998
                                                        --------      --------      --------
WorldCom Inc..........................................     28%           28%           32%
AT&T..................................................     11%           13%           12%

MANAGEMENT ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash and highly liquid investments with original maturities of ninety days or less. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those investments and the financial stability of the issuers.

    We participate in Axel Johnson's centralized cash management system. In general, all of our cash receipt and disbursement transactions are processed through the Axel Johnson centralized cash management system.

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
SHORT-TERM INVESTMENTS

    We account for our short-term investments by determining the appropriate classification of our investments in debt and equity securities at the time of purchase based on maturity and re-evaluate such determination at each balance sheet date. All of the securities we owned at December 31, 2000 and 1999 consisted of fixed and variable rate commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better. These securities have contractual maturity dates of less than one year and have been classified as available-for-sale. The fair value of our short-term investments approximates their carrying value due to the short maturity of those investments. The cost of securities sold is based on the specific identification method.

INVENTORIES

    Inventories are stated at the lower of standard cost or market. Standard cost approximates actual average cost.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the current operations. Costs of repairs and maintenance are expensed as incurred.

INTANGIBLE ASSETS

    Goodwill resulting from the NetEdge acquisition is amortized over its estimated useful life. At each balance sheet date, an evaluation is performed by management to ascertain whether intangible assets have been impaired by comparing carrying value with the estimated future non-discounted cash flows and we record impairment of the carrying value, if any, based on the estimated future value of the discounted cash flows.

WARRANTY

    We provide a three-year warranty for most of our products. A provision for the estimated cost of warranty, which is based on our historical costs, includes material, labor and overhead, is recorded at the time revenue is recognized. While we believe that our reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, particularly for those estimates related to products that have been recently introduced.

REVENUE RECOGNITION

    Revenue from product sales is generally recognized upon shipment of the product. We do not recognize revenue to distributors when a right of return exists until we are notified by the distributor

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
that the products have been shipped to the end user. Service revenue is recognized over the contractual period or as services are rendered and accepted by the customer.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is provided against deferred tax assets if it is more likely than not that it will not be realized.

EARNINGS (LOSS) PER SHARE

    Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the Treasury Stock Method). Common equivalent shares are excluded from the computation if their effect is antidilutive. The following table sets forth the computation of basic and diluted loss per share:

                                                     YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                2000           1999           1998
                                              ---------      ---------      ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss....................................   $(2,499)       $(1,272)       $(7,088)
Weighted average Class A and B Common Stock
  outstanding...............................    18,591         18,333         18,216
Basic and diluted loss per share............   $ (0.13)       $ (0.07)       $ (0.39)

    Outstanding stock options are not included in diluted loss per share because their effect would have been antidilutive. These stock options could be dilutive in the future. See Note 6 for details of options issued.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we are continuing to measure compensation costs for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method, as required by SFAS 123, are presented in Note 6.

                              LARSCOM INCORPORATED

NOTE 1--THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    For all financial instruments, including short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities, the carrying value is considered to approximate fair value due to the relatively short-term maturities of the respective instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which provides guidance on recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of SAB 101 has not had a material effect on our financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 ("Opinion 25") for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not resulted in a material effect on our financial position or results of operations.

                              LARSCOM INCORPORATED

NOTE 2--BALANCE SHEET COMPONENTS

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Accounts receivable, net:
  Gross accounts receivable..............................  $ 7,624    $  8,274
  Less: Allowance for doubtful accounts..................     (580)       (505)
                                                           -------    --------
                                                           $ 7,044    $  7,769
                                                           =======    ========
Inventories, net:
  Raw materials..........................................  $ 5,067    $  3,203
  Work in process........................................    1,297       2,338
  Finished goods.........................................    4,494       3,842
  Inventory reserves.....................................   (4,042)     (3,562)
                                                           -------    --------
                                                           $ 6,816    $  5,821
                                                           =======    ========
Property and equipment, net:
  Machinery and equipment................................  $ 8,596    $  8,229
  Computers and software.................................    8,486       7,734
  Leasehold improvements.................................    2,094       2,093
  Furniture and fixtures.................................    1,362       1,203
                                                           -------    --------
                                                            20,538      19,259
  Less: Accumulated depreciation.........................  (16,427)    (14,478)
                                                           -------    --------
                                                           $ 4,111    $  4,781
                                                           =======    ========

The depreciation charge for the years ending December 31, 2000 and 1999 was $2,180,000 and $2,960,000
  respectively.

Other non-current assets, net:
  Goodwill...............................................  $   854    $    854
  Other intangible assets................................    2,192       2,192
                                                           -------    --------
                                                             3,046       3,046
  Less: Accumulated amortization.........................   (2,822)     (2,598)
  Other..................................................       10          34
                                                           -------    --------
                                                           $   234    $    482
                                                           =======    ========
Accrued expenses and other current liabilities:
  Accrued compensation and related expenses..............  $ 3,077    $  2,407
  Accrued warranty.......................................    1,593       2,087
  Other current liabilities..............................    3,678       3,234
                                                           -------    --------
                                                           $ 8,348    $  7,728
                                                           =======    ========

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH AXEL JOHNSON

    As of December 31, 2000, Axel Johnson owned 53% of Class A and B Common Stock of Larscom and controlled 82% of the voting interest. Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

(DUE TO) DUE FROM AXEL JOHNSON

    Amounts (due to) or due from Axel Johnson consist of cash remittances made by us to Axel Johnson from our operating bank accounts offset by cash advances to us from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. Neither Axel Johnson nor Larscom Incorporated has charged interest on the balances due. The following is an analysis of the balance (due to) or due from Axel Johnson:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Balance at beginning of year......................  $  (341)   $  (547)   $(3,243)
Cash remittances to Axel Johnson, net of cash
  advances........................................    4,526      3,973      7,305
Charges to (from) Axel Johnson for:
  Income taxes....................................       --         40        367
  Pension and thrift plan.........................   (2,462)    (1,994)    (2,563)
  Health insurance and workers' compensation......     (728)      (845)      (828)
  Administrative services.........................     (452)      (438)      (425)
  Property, liability and general insurance.......     (302)      (244)      (857)
  Line of credit fees.............................      (76)       (75)       (75)
  Other charges...................................      (94)      (211)      (228)
                                                    -------    -------    -------
  Balance at end of year..........................  $    71    $  (341)   $  (547)
                                                    =======    =======    =======

    Amounts due from Axel Johnson at December 31, 2000 are included in "Prepaid expenses and other current assets" on the face of the Consolidated Balance Sheet.

EMPLOYEE HEALTH AND WELFARE PROGRAMS

    We participate in various employee benefits programs sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers' compensation. In general, we reimburse Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $728,000, $845,000 and $828,000 in 2000, 1999 and 1998, respectively. We believe the allocation by Axel Johnson of the proportionate cost is not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans.

ADMINISTRATIVE SERVICES

    Axel Johnson provides certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based

                              LARSCOM INCORPORATED

NOTE 3--RELATED PARTY TRANSACTIONS: (CONTINUED) on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounting to $452,000, $438,000 and $425,000 in 2000, 1999 and 1998, respectively, has been included in selling, general and administrative expenses in the consolidated statements of operations.

CREDIT AGREEMENT

    Larscom Incorporated and Axel Johnson entered into a credit agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility (the "Credit Agreement") to us in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2001. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three-month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, we are required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. We are in compliance with certain covenants under the Credit Agreement. As of December 31, 2000, $15,000,000 was available, and during 2000 and 1999, no borrowings were made under the Credit Agreement.

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

    In December 1996, we completed an initial public offering of 7,000,000 shares of Class A Common Stock at a price of $12 per share of which 5,800,000 were sold by us and 1,200,000 shares were sold by Axel Johnson. We received net proceeds of $63,279,000 in December 1996. In January 1997, the underwriters exercised their over-allotment option and sold an additional 1,050,000 shares of which 350,000 were sold by us and 700,000 were sold by Axel Johnson. Net proceeds to us in January 1997 were $3,827,000. Axel Johnson owns all of our issued and outstanding Class B Common Stock.

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES:

    The income tax benefit consists of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $  (770)   $(1,585)   $  (158)
  State...........................................      102        152        (32)
  Foreign.........................................       43         36         44
                                                    -------    -------    -------
                                                       (625)    (1,397)      (146)
                                                    -------    -------    -------
Deferred:
  Federal.........................................     (554)       604     (4,299)
  State...........................................      144        109       (991)
  Foreign.........................................       --         --         --
                                                    -------    -------    -------
                                                       (410)       713     (5,290)
                                                    -------    -------    -------
Income tax benefit................................  $(1,035)   $  (684)   $(5,436)
                                                    =======    =======    =======

    The following is a reconciliation of the US federal income tax rate to our effective income tax rate:

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2000          1999          1998
                                                        --------      --------      --------
Provision at statutory rate...........................    (35)%         (35)%         (35)%
Federal tax exempt interest income....................     --            (1)           (2)
State income taxes, net of federal tax benefits.......      4             9            (5)
Other.................................................      2            (8)           (1)
                                                          ---           ---           ---
Effective income tax rate.............................    (29)%         (35)%         (43)%
                                                          ===           ===           ===

    Deferred income taxes reflect the temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax assets are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Inventory...............................................  $ 1,815    $ 1,752
  Accrued expenses........................................    2,465      2,310
  Reserves................................................      402        609
  Intangible assets.......................................    6,511      7,053
  Depreciation and amortization...........................    3,486      3,656
  NOL carryforward........................................    1,111         --
                                                            -------    -------
Net deferred tax asset....................................  $15,790    $15,380
                                                            =======    =======

                              LARSCOM INCORPORATED

NOTE 5--INCOME TAXES: (CONTINUED)
    In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," we have not recorded any valuation allowance against deferred tax assets because we have determined that it is more likely than not that the deferred tax assets will be realized. Realization of these assets is primarily dependent on our ability to generate taxable income in the future. Some of the factors that we used to make this determination are: a significant portion of the deferred tax assets is deductible over the next twelve years; tax losses can be carried forward for twenty years; and a small portion of the losses can be carried back to a prior year. The amount of the deferred tax assets considered realizable could be reduced in the near term if our estimates of future taxable income are reduced. This could result in a charge to net income.

NOTE 6--EMPLOYEE BENEFIT PLANS:

THRIFT PLAN

    We participate in the Axel Johnson Thrift Plan (the "Thrift Plan") qualified under Section 401(k) of the Internal Revenue Code. The Thrift Plan allows employees to defer up to 21% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. Effective February 1, 2000 we matched 100% of employee contributions made on a pre-tax basis and 30% of employee contributions made on an after-tax basis, subject to a maximum of 6% of total eligible employee compensation in 2000. Company contributions vest ratably over five years of service or two years of plan participation, whichever occurs first. Contributions by Larscom Incorporated under the Thrift Plan amounted to $880,000, $529,000 and $640,000 in 2000, 1999 and 1998, respectively.

PENSION PLAN

    Effective March 31, 1998, our employees ceased to accrue benefits under the Axel Johnson sponsored defined benefit pension plan, the Axel Johnson Inc. Retirement Plan. Accrued liabilities prior to March 31, 1998 will remain in the Axel Johnson pension plan until benefits are paid to employees upon termination or retirement in a manner prescribed by the plan. After March 1998, our employees also ceased to accrue benefits under Axel Johnson's unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined pension plan are reduced due to limitations under federal tax laws.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following sets forth our benefit obligation and the net periodic pension costs for both plans as required by Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits":

                                                             2000          1999
                                                           --------      --------
                                                               (IN THOUSANDS)
Reconciliation of projected benefit obligations
  Projected benefit obligation at January 1,.............   $4,247        $4,339
  Service cost...........................................       15            15
  Interest cost..........................................      326           312
  Actuarial (gain)/loss..................................      302          (285)
  Benefits paid..........................................     (201)         (134)
                                                            ------        ------
  Projected benefit obligation at December 31,...........   $4,689        $4,247
                                                            ======        ======

Weighted-average assumptions as of December 31,
  Discount rate..........................................     7.50%         7.75%
  Expected return on plan assets.........................     9.50%         9.50%
  Rate of compensation increase..........................     4.50%         4.50%

Components of net periodic (benefit) cost
  Service cost...........................................   $   15        $   15
  Interest cost..........................................      326           312
  Expected return on assets..............................     (365)         (331)
  Net amortization.......................................       (7)           (5)
                                                            ------        ------
  Net periodic benefit...................................   $  (31)       $   (9)
                                                            ======        ======

    Certain elements of pension cost, including expected return on assets and net amortization, were allocated based on the relationship of the projected benefit obligation ("PBO") for Larscom Incorporated to the total PBO of the defined benefit pension plan. The PBO for our employees with accrued benefits in the unfunded Retirement Restoration Plan is $311,000 and $315,000 as of December 31, 2000 and 1999, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    We adopted an Employee Stock Purchase Plan (the "Purchase Plan"), for which 685,000 shares of Class A Common Stock were reserved for issuance. The Board of Directors and stockholders approved an additional 100,000 share allotment for the Purchase Plan in 2000. The Purchase Plan permits eligible employees to purchase Class A Common Stock at the beginning or at the end of each six-month offering period subject to various limitations. The offering periods commence each February and August. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of Class A Common Stock in any one calendar year, or 1,000 shares in each offering period. A total of 92,000, 100,000 and 129,000 shares of Class A Common Stock were issued under the Purchase Plan in 2000, 1999 and 1998, respectively.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    We adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and reserved a total of 205,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors and stockholders approved an additional 100,000 share allotment for the Directors Plan in 2000. The Directors' Plan provides for the grant of stock options pursuant to an automatic grant mechanism to members of the Board of Directors who are not employees of Larscom Incorporated or of Axel Johnson with regard to their service as directors. Each non-employee director will receive an initial grant, upon first becoming a director, to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter will receive an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual installment and each annual grant vests in full in the third year following the date of grant. Options expire one year after termination of Board Service or ten years after the date of grant.

STOCK INCENTIVE PLAN

    We adopted a Stock Incentive Plan (the "Incentive Plan") for which 3,985,000 shares of Class A Common Stock have been reserved for issuance thereunder. The Board of Directors and stockholders approved an additional 2,800,000 share allotment for the Incentive Plan in 2000. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options granted prior to May 2000 generally vest over a four-year period from the date of grant. Option grants in May 2000 and thereafter generally vest over a three-year period.

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following table summarizes activity under the Directors' and the Incentive Plans:

                                                                OPTIONS OUTSTANDING
                                       ---------------------------------------------------------------------
                                                DIRECTORS' PLAN                     INCENTIVE PLAN
                                       ---------------------------------   ---------------------------------
                                         NUMBER OF      WEIGHTED AVERAGE     NUMBER OF      WEIGHTED AVERAGE
                                           SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
                                       --------------   ----------------   --------------   ----------------
                                       (IN THOUSANDS)                      (IN THOUSANDS)
December 31, 1997....................        72              $11.75             1,619            $11.72
Granted..............................        30                6.85             2,266              3.09
Canceled.............................       (18)              11.67            (1,982)            10.43
                                            ---                                ------
December 31, 1998....................        84               10.02             1,903              2.79
Granted..............................        18                2.75             1,307              3.64
Exercised............................        --                  --               (13)             1.75
Canceled.............................       (24)               6.06              (457)             5.99
                                            ---                                ------
December 31, 1999....................        78                9.56             2,740              2.67
Granted..............................        30                4.80             1,340              4.97
Exercised............................        --                  --              (246)             1.75
Canceled.............................        (6)               4.75              (617)             2.90
                                            ---                                ------
December 31, 2000....................       102                8.44             3,217              3.65
                                            ===                                ======

Options exercisable at December 31,
  2000...............................        48              $11.75               894            $ 2.80

    On November 16, 1998, we canceled options to purchase 1,387,000 shares of Class A Common Stock with exercise prices ranging from $2.38 to $12.00 previously granted to employees, and issued replacement options at an exercise price of $1.75, the market price of our stock on November 16, 1998. The reissued options vest over four years from the date of re-issuance.

    The following table summarizes information about stock options outstanding at December 31, 2000, under both the Directors' Plan and the Incentive Plan (number of options in thousands):

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ---------------------------------------------------   --------------------------------
                             NUMBER                                                NUMBER
                           OUTSTANDING    WEIGHTED AVERAGE                       EXERCISABLE
                               AT            REMAINING                               AT
                          DECEMBER 31,    CONTRACTUAL LIFE   WEIGHTED AVERAGE   DECEMBER 31,    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      2000            (YEARS)         EXERCISE PRICE        2000         EXERCISE PRICE
------------------------  -------------   ----------------   ----------------   -------------   ----------------
$0.01 - $3.00...........        914             7.87              $1.80              455             $ 1.77
$3.01 - $6.00...........      2,175             9.22              $4.07              435             $ 3.79
$9.01 - $12.00..........        230             8.56              $9.22               52             $11.76
                              -----                                                  ---
  Total/Average.........      3,319             8.80              $3.80              942             $ 3.26
                              =====                                                  ===

PRO FORMA INFORMATION

    As permitted under SFAS 123, we are continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB 25. The pro forma disclosures

                              LARSCOM INCORPORATED

NOTE 6--EMPLOYEE BENEFIT PLANS: (CONTINUED) of the difference between compensation cost included in net loss and the related cost measured by the fair value method are described below.

    The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    DIRECTORS' AND INCENTIVE                       EMPLOYEE STOCK
                                       STOCK OPTION PLANS                          PURCHASE PLAN
                              ------------------------------------      ------------------------------------
                                2000          1999          1998          2000          1999          1998
                              --------      --------      --------      --------      --------      --------
Risk-free interest rate.....    6.01%         5.83%         4.54%         5.73%         5.34%         5.30%
Expected volatility.........      77%           70%           70%           73%           70%           70%
Expected dividend yield.....       0%            0%            0%            0%            0%            0%
Expected life...............    3.04          3.50          3.61          0.50          0.50          0.50

    The weighted average estimated fair value of options granted under the Directors' Plan, the Incentive Plan and the Purchase Plan were as follows:

                                              DIRECTORS'   INCENTIVE   EMPLOYEE STOCK
                                                 PLAN        PLAN      PURCHASE PLAN
                                              ----------   ---------   --------------
1998 grants.................................     $4.27       $1.64          $2.65
1999 grants.................................     $1.71       $1.92          $0.98
2000 grants.................................     $3.21       $2.63          $1.75

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective options. Our pro forma information for the years ended December 31 is as follows (in thousands, except per share information):

                                                      2000       1999       1998
                                                    --------   --------   --------
Net loss--as reported.............................  $(2,499)   $(1,272)   $(7,088)
Net loss--pro forma...............................  $(4,413)   $(3,205)   $(9,174)

Basic and diluted net loss per share--as
  reported........................................  $ (0.13)   $ (0.07)   $ (0.39)
Basic and diluted net loss per share--pro forma...  $ (0.24)   $ (0.17)   $ (0.51)

NOTE 7--LEASES:

    Operating lease commitments are related principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2006, respectively. Total rent expense in 2000, 1999 and 1998, was $2,343,000, $2,539,000, and $2,607,000, respectively. Sublease rental income was $955,000, $901,000 and$786,000 in 2000, 1999 and 1998 respectively. Future annual minimum lease

                              LARSCOM INCORPORATED

NOTE 7--LEASES: (CONTINUED)
payments under all non-cancelable operating leases as of December 31, 2000 are as follows(in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2001........................................................  $2,334
2002........................................................   2,269
2003........................................................   2,342
2004........................................................   1,539
2005 and thereafter.........................................     686
                                                              ------
                                                              $9,170
                                                              ======

    Total minimum rental income to be received during 2001 to 2004 under non-cancelable subleases was $2,169,000 as of December 31, 2000.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

    On September 21, 2000, we signed a five-year software license agreement with Issanni Systems, Inc. Under the terms of the agreement, we acquired the exclusive rights in North America and Western Europe and nonexclusive rights elsewhere to Broadband Remote Access Server ("B-RAS") technology developed by Issanni Systems, Inc. We have incorporated this technology in our new Larscom 3000 Subscriber Management System. We have paid an upfront nonrefundable license fee of $2,000,000. If products shipped utilizing the Issanni System Inc. B-RAS technology exceed the allocation provided by the upfront fee, a quarterly payment will be made to Issanni Systems Inc. based on a percentage of net sales for these products.

    Because of component obsolescence from some of our suppliers, we have been required to place last-time-buy purchase orders to cover the expected demand for these components. These purchase commitments generally cover between one and two years expected demand for these components. As of December 31, 2000, we were obligated to purchase $324,000 of these components by the end of 2001. We plan to redesign some of our products, if required by customer demand, as supplies of obsolete components dwindle.

    On October 12, 2000, we signed a six-year lease agreement with Technology IX, LLC and Keystone Corporation for 27,234 square feet of office space in Durham North Carolina. The leased facility will house certain marketing, customer service and research and development functions. This agreement replaces the leased property at the Research Triangle Park ("RTP"), North Carolina from Alexander Real Estate Equities that was terminated in February of 2001.

    In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. There have been no material payments made under our customer indemnification for the years 2000, 1999 and 1998.

NOTE 9--ACQUISITION:

    On December 31, 1997, we completed a triangular merger with NetEdge Systems Inc. ("NetEdge"). The transaction was accounted for as a purchase and, on this basis, the excess purchase

                              LARSCOM INCORPORATED

NOTE 9--ACQUISITION: (CONTINUED)
price over the estimated fair value of the tangible assets acquired and liabilities assumed has been allocated to various intangible assets, primarily consisting of in-process research and development, current technology, trademarks and goodwill based on an independent third-party valuation. At that time, we estimated that the useful economic lives of the current technology, trademarks and goodwill were five, seven and six years, respectively. We determined that no alternative future use existed for the in-process research and development and therefore recorded a charge to earnings of $20,120,000 in 1997.

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

    Of the total purchase consideration, $6,300,000 was placed into escrow pending resolution of certain matters including purchase price adjustments and other representations and warranties. In 1999, $2,147,000 was released to the shareholders of NetEdge. In 1998, $600,000 of the escrow amount was released to the Company and $400,000 was released to the shareholders of NetEdge. There remained $3,153,000 in escrow on December 31, 2000. On January 12, 2001, $2,829,000 was released to the shareholders of NetEdge and$324,000 remains in escrow representing an "ERISA" filing claim against the shareholders of NetEdge submitted by Larscom Incorporated.

    The consideration and fair values of the assets acquired are as follows (in thousands):

Cash consideration..........................................  $25,793
Acquisition costs...........................................    1,182
                                                              -------
                                                              $26,975
                                                              =======

Fair value of assets acquired:
  Tangible assets...........................................  $ 5,994
  Current technology........................................    8,590
  Trademarks................................................      560
  Goodwill..................................................    1,493
  In-process research and development.......................   20,120
  Liabilities assumed.......................................   (9,782)
                                                              -------
                                                              $26,975
                                                              =======

    As a result of the review and refocus of our business in October 1998, we reviewed the intangible assets associated with the NetEdge acquisition for impairment in accordance with Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The review and refocus were precipitated by

                              LARSCOM INCORPORATED

NOTE 9--ACQUISITION: (CONTINUED)
successively lower quarterly revenues during the year for us as a whole and by worse than anticipated revenues from the NetEdge product family. We determined that the sum of the estimated future cash flows related to the EDGE products was less than the carrying amount of the purchased intangible assets. The fair value of these intangible assets was determined by calculating the present value of estimated future cash flows of those assets. As a result of this review, we recognized an impairment loss of $7,915,000 in 1998, principally related to the current technology.

    As a result of adjustments to the purchase price made in 1998, goodwill, which was originally recorded at $1,493,000, was adjusted down to $1,145,000. In addition, goodwill was further written down in 1998 to $854,000 as a result of the impairment analysis and is amortized over its revised estimated useful economic life of three years. At December 31, 2000, the net book value of the goodwill was $224,000.

NOTE 10--GEOGRAPHIC INFORMATION:

    Revenue and long-lived assets related to operations in the United States and other countries for the years ended and as of December 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                REVENUES(A)        LONG-LIVED ASSETS
                                               DECEMBER 31,          DECEMBER 31,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
United States.............................  $47,303    $45,690     $4,330     $5,249
Other countries...........................    7,361      7,149         14         14
                                            -------    -------     ------     ------
Total.....................................  $54,664    $52,839     $4,344     $5,263
                                            =======    =======     ======     ======

------------------------

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.

NOTE 11--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                         QUARTERS ENDED
                                         -----------------------------------------------
                                         MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                            2000        2000         2000        2000
                                         ----------   ---------   ----------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................    $13,036     $14,802      $13,793     $13,033
Gross profit...........................    $ 7,044     $ 7,834      $ 7,197     $ 6,647
Net income (loss)......................    $  (730)    $  (170)     $  (700)    $  (899)
Basic and diluted earnings (loss) per
  share................................    $ (0.04)    $ (0.01)     $ (0.04)    $ (0.05)

                                                         QUARTERS ENDED
                                         -----------------------------------------------
                                         MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                            1999        1999         1999        1999
                                         ----------   ---------   ----------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................    $12,246     $13,198      $13,265     $14,130
Gross profit...........................    $ 5,688     $ 6,121      $ 6,990     $ 7,617
Net income (loss)......................    $(1,019)    $  (702)     $   (28)    $   477
Basic and diluted earnings (loss) per
  share................................    $ (0.06)    $ (0.04)     $    --     $  0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)  The following documents are filed as a part of this Report:

    1.  Financial statements--See Item 8 of this report

    2.  Financial Statement Schedule.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    ADDITIONS   CHARGES TO   DEDUCTIONS:   BALANCE AT
                                           BEGINNING OF   COST AND      OTHER         ITEMS        END OF
DESCRIPTION                                   PERIOD       EXPENSE     ACCOUNTS    WRITTEN-OFF     PERIOD
-----------                                ------------   ---------   ----------   -----------   ----------
Allowance for doubtful accounts
  December 31, 1998......................     $  420       $  469        $ --         $  176       $  713
  December 31, 1999......................     $  713       $ (102)       $ --         $  106       $  505
  December 31, 2000......................     $  505       $  102        $ --         $   27       $  580

Allowance for obsolete and slow-moving
  inventory
  December 31, 1998......................     $3,069       $5,133        $ --         $2,064       $6,138
  December 31, 1999......................     $6,138       $1,718        $ --         $4,294       $3,562
  December 31, 2000......................     $3,562       $  499        $ --         $   19       $4,042

    3.  Exhibits

  EXHIBIT
   NUMBER
------------
 3.2     (1)   Amended and Restated Certificate of Incorporation of the
               Registrant as filed in the State of Delaware on
               December 11, 1996.

10.1     (1)   Larscom Incorporated Stock Option Plan For Non-Employee
               Directors

10.2     (1)   Larscom Incorporated Stock Incentive Plan

10.3     (1)   Larscom Incorporated Employee Stock Purchase Plan

10.6     (1)   Services Agreement between Axel Johnson and Larscom
               Incorporated

10.7     (1)   Credit Agreement between Axel Johnson and Larscom
               Incorporated

10.7.1 2000 Amendments to the Credit Agreement between Axel Johnson and Larscom Incorporated

10.8     (1)   Tax-Sharing Agreement between Axel Johnson and Larscom
               Incorporated

10.10    (1)   Registration Rights Agreement between Axel Johnson and
               Larscom Incorporated

10.11    (2)   Lease Agreement between Berg & Berg Enterprises Inc. and
               Larscom Incorporated

10.13    (3)   Software License Agreement by and between Larscom
               Incorporated and Issanni Systems, Inc. dated September 21,
               2000

10.14          Lease Agreement between Technology IX, LLC, Keystone
               Corporation and Larscom Incorporated

11.1           Statement re-computation of per share earnings

21.1           Subsidiaries of the Registrant

23.1           Consent of Independent Accountants

------------------------

(1) Incorporated by reference to identically numbered Exhibit to Larscom Incorporated Registration Statement on Form S-1 (Commission File No.333-14001), which became effective on December 18, 1996.

(2) Incorporated by reference to identically numbered exhibit filed in response to item 14a, "Exhibits" of the registrant's report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to numbered exhibit 10-1 filed in response to item 6, "Exhibits and Reports" on Form 10-Q for the third quarter ended
    September 30, 2000.

b)  Reports on Form 8-K

    None.

c)  Exhibits

    See Item 14(a) 3 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Vice President, Finance and Chief
              /s/ DONALD W. MORGAN                  Financial Officer (Principal
     --------------------------------------         Financial Officer and Principal    March 26, 2001
                Donald W. Morgan                    Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                                       TITLE                      DATE
                      ----                                       -----                      ----
              /s/ ROBERT COACKLEY                 President and Chief Executive
     --------------------------------------         Officer and Director (Principal    March 26, 2001
                Robert Coackley                     Executive Officer)

                                                  Vice President, Finance and Chief
              /s/ DONALD W. MORGAN                  Financial Officer (Principal
     --------------------------------------         Financial Officer and Principal    March 26, 2001
                Donald W. Morgan                    Accounting Officer)

              /s/ DONALD G. HEITT
     --------------------------------------       Director                             March 26, 2001
                Donald G. Heitt

            /s/ LAWRENCE D. MILLIGAN
     --------------------------------------       Director                             March 26, 2001
              Lawrence D. Milligan

              /s/ HARVEY L. POPPEL
     --------------------------------------       Director                             March 26, 2001
                Harvey L. Poppel

            /s/ RICHARD E. POSPISIL
     --------------------------------------       Director                             March 26, 2001
              Richard E. Pospisil

             /s/ JOSEPH F. SMORADA
     --------------------------------------       Director                             March 26, 2001
               Joseph F. Smorada