Form 10-Q
period 2001-03-31
LARSCOM INC
filed 2001-05-14
CIK 1024047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 1-12491

LARSCOM INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-2362692
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1845 McCandless Drive
Milpitas, CA  95035
(408) 941-4000

(Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of the registrant’s shares outstanding as of May 1, 2001, was 8,804,095 of Class A Common Stock and 10,000,000 of Class B Common Stock.

LARSCOM INCORPORATED
FORM 10-Q
TABLE OF CONTENTS

Part I:               Financial Information

Item 1:              Financial Statements

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$8,464	$7,741
Short-term investments	18,327	20,238
Accounts receivable, net	6,350	7,044
Inventories	6,543	6,816
Deferred income taxes	3,896	4,040
Income taxes receivable	241	192
Prepaid expenses and other current assets	3,675	4,154
Total current assets	47,496	50,225
Property and equipment, net	4,328	4,111
Deferred income taxes	12,553	11,750
Other non-current assets, net	178	234
Total assets	$64,555	$66,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,786	$4,482
Accrued expenses and other current liabilities	8,212	8,348
Due to Axel Johnson Inc	229	-
Total current liabilities	12,227	12,830
Other non-current liabilities	504	448
Total liabilities	12,731	13,278
Stockholders' equity:
Class A Common Stock	88	87
Class B Common Stock	100	100
Additional paid-in capital	82,872	82,598
Accumulated other comprehensive loss	2	(1)
Accumulated deficit	(31,238)	(29,742)
Total stockholders' equity	51,824	53,042
Total liabilities and stockholders' equity	$64,555	$66,320

The accompanying footnotes are an integral part of these financial statements

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2001	2000
Revenues	$12,214	$13,036
Cost of revenues	6,594	5,992
Gross profit	5,620	7,044
Operating expenses:
Research and development	2,096	2,571
Selling, general and administrative	6,064	5,900
Total operating expenses	8,160	8,471
Loss from operations	(2,540)	(1,427)
Interest and other income	409	401
Loss before income taxes	(2,131)	(1,026)
Income tax benefit	(635)	(296)
Net loss	$(1,496)	$(730)
Basic and diluted net loss per share	$(0.08)	$(0.04)
Basic and diluted weighted average shares	18,773	18,471

The accompanying footnotes are an integral part of these financial statements

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,496)	$(730)
Depreciation and amortization	573	660
Increase in deferred income taxes	(659)	(132)
Net decrease/(increase) in other working capital accounts	565	(286)
Net cash used by operating activities	(1,017)	(488)
Cash flows from investing activities:
Purchases of property and equipment	(734)	(221)
Purchases of short-term investments	(10,836)	(7,998)
Sales of short-term investments	-	1,700
Maturities of short-term investments	12,747	15,302
Net cash provided by investing activities	1,177	8,783
Cash flows from financing activities:
Advances from Axel Johnson Inc	229	85
Increase/(decrease) in capital lease obligations	56	(35)
Proceeds from issuances of Class A Common Stock	275	278
Net cash provided by financing activities	560	328
Effect of foreign exchange rates on cash	3	-
Increase in cash and cash equivalents	723	8,623
Cash and cash equivalents at beginning of period	7,741	7,009
Cash and cash equivalents at end of period	$8,464	$15,632
Supplemental disclosure of cash flow information
Interest paid	$1	$3
Income taxes paid	$62	$58

The accompanying footnotes are an integral part of these financial statements

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

             The condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 presented in this Quarterly Report on Form 10-Q are unaudited.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated (“Larscom”) Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the first three months of 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories:

             Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$3,085	$3,470
Work-in-process	827	747
Finished goods	2,631	2,599
	$6,543	$6,816

Note 3—Deferred tax asset:

             At March 31, 2000, we had deferred tax assets of $16,449,000.  These assets largely relate to future expected tax benefits from the amortization of intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997.  The amortization of the intangible assets is deductible for tax purposes in equal annual amounts over the next 12 years.  The remaining deferred tax assets consists mainly of inventory reserves and accrued expenses.  We have not recorded a valuation allowance (for financial reporting purposes) against the deferred tax assets because we believe it is more likely than not that the benefits are realizable.  However, realization of these assets depends on our ability to generate taxable income in the future.  Our belief in the likelihood of being able to use the deferred tax assets is based on the following factors:

•            A significant portion of the deferred tax assets is deductible over the next 12 years.

•            Tax losses can be carried forward for 20 years.

•            For the 2000 tax filing, a small portion of the losses can be carried back to a prior year.

             If we were to significantly reduce our estimate of future taxable income, we would have to record an allowance against our deferred tax assets.  Such a charge could have a material adverse effect on our reported results of operations and financial condition.  We will continue to review whether a valuation allowance is warranted.

Note 4—Net Loss Per Share:

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

             The following table shows how basic and diluted net loss per share are computed (in thousands, except per share data):

	Three Months Ended
	2001	2000
Net loss	$(1,496)	$(730)
Weighted average Class A and B Common Stock outstanding	18,773	18,471
Basic and diluted loss per share	$(0.08)	$(0.04)
Weighted average Class A Common Stock diluted options outstanding excluded from the basic and diluted loss per share calculation	268	1,690

Note 5—Comprehensive Income:

             “Comprehensive income” includes all changes in equity from non-owner sources during the period.  The only item of adjustment from net loss to comprehensive loss for the periods presented related to foreign currency translation adjustments.  Such amounts were immaterial for the periods presented.

Note 6—Commitments and Contingencies:

             On September 21, 2000, we signed a five-year software license agreement with Issanni Communications, Inc.  Under the terms of the agreement, we acquired the exclusive rights in North America and Western Europe and nonexclusive rights elsewhere to Broadband Remote Access Server (“B-RAS”) technology developed by Issanni Communications, Inc.  We have incorporated this technology in our new Larscom 3000 subscriber management system.  We have paid an upfront nonrefundable license fee of $2,000,000.  If products shipped utilizing the Issanni Communications, Inc. B-RAS technology exceed the allocation provided by the up-front fee, a quarterly payment will be made to Issanni Communications, Inc. based on a percentage of net sales for these products.

             Because of component obsolescence involving some of our suppliers, we have been required to place last-time-buy purchase orders to cover the expected demand for these components.  These purchase commitments generally cover between one and two years of expected demand for these components.  As of March 31, 2001, we were obligated to purchase $287,000 of these components by the end of this year. We plan to redesign some of our products, if required by customer demand, as supplies of obsolete components dwindle.

             On October 12, 2000, we signed a six-year lease agreement with Technology IX, LLC and Keystone Corporation for 27,234 square feet of office space in Durham, North Carolina. The leased facility will house certain marketing, customer service and research and development functions.  This agreement replaces the lease from Alexandria Real Estate Equities, Inc. for the Research Triangle Park, North Carolina property that was terminated in February of 2001.

             In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.  We made no material payments for indemnification of customers under these agreements for the first quarter of 2001.

Note 7—Geographic Information:

             Revenue and long-lived assets related to operations in the United States and other countries for the three months ended and as of March 31, 2001and 2000 are as follows (in thousands):

	Revenues (a)		Long-lived Assets
	Three Months Ended March 31,		as of March 31,
	2001	2000	2001	2000
United States	$10,235	$11,090	$4,493	$4,813
Other countries	1,979	1,946	13	12
Total	$12,214	$13,036	$4,506	$4,825

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.

Note 8—Recent Accounting Pronouncements:

             Effective January 1, 2001, we adopted FAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  The adoption of FAS 133 on January 1, 2001 had no impact on us as we currently have no derivative instruments.

             In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions involving Stock Compensation – an Interpretation of APB Opinion No. 25.”  FIN 44 clarifies the application of APB Opinion No. 25 (“Opinion 25”) for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 was effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.  The adoption of FIN 44 has not resulted in a material effect on our financial position or results of operations.

Item 2:              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

             Revenues.  Our consolidated revenues of $12,214,000 for the first quarter ended March 31, 2001 declined 6% from 2000’s first-quarter revenues of $13,036,000.  Inverse Multiplexers and ATM products accounted for the major portion of the decrease from last year with a combined revenue reduction of $902,000.  Partially offsetting the lower revenues on these products were $186,000 in additional revenues from two new products, the Larscom 6000 mutilink frame relay product and the Larscom 3000 subscriber management system.

             By channel of distribution, the bulk of the revenue reduction for the first three months of 2001 versus the comparable period of 2000 was attributable to direct sales to network service providers (NSPs) and domestic distributors.  Shipments to international locations represented 16% of total revenues during the first quarter of 2001 and were 2% ahead of the same period of 2000.

             The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 42% of the total revenues for the first quarter of 2001 versus 39% for the first quarter of 2000.

             Gross Profit.  As a percentage of revenues, gross profit for the three months ended March 31, 2001 dropped by eight percentage points to 46%, as compared to 54% for the same period of 2000.  The percentage point decline in gross margins was attributed to higher manufacturing variances, a change in product mix and the impact of lower sales volume on overhead per unit cost.

             Research and Development.  Research and development expenses totaled $2,096,000 for the first quarter of 2001, $475,000 or 18% below the first quarter 2000 spending of $2,571,000.  The reduction was mainly due to lower expenditures in 2001 for software related to new products.  Also, during the first quarter of 2001, there was more expense transferred to product cost in support of our legacy products.

             Selling, General and Administrative.  Selling, general and administrative expenses increased 3% to $6,064,000 during the three months ended March 31, 2001, as compared to $5,900,000 in 2000.  The increase was due primarily to higher salaries and associated employee benefits.  Selling, general and administrative expenses include charges from Axel Johnson Inc. (“Axel Johnson”) for legal, accounting, tax, treasury, human resources and administrative services of  $116,000 for the first quarter of 2001 and $113,000 for the first quarter of 2000.

 Interest and Other Income.  Interest and other income was $409,000 for the first quarter of 2001 as compared to $401,000 for the first quarter of 2000.  Interest income, which is the major component of Interest and Other Income, was $428,000 for the first quarter of 2001, as against $425,000 for the same period in 2000.  Our investment portfolio generally is comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better.

             Provision for Income Taxes.  The effective tax benefit rate was 30% for the first quarter of 2001 as compared to 29% for the same period of 2000.  The tax rate differs from the federal statutory rate primarily because of state income taxes.

             At March 31, 2000, we had deferred tax assets of $16,449,000.  These assets largely relate to future expected tax benefits from the amortization of intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997.  The amortization of the intangible assets is deductible for tax purposes in equal annual amounts over the next 12 years.  The remaining deferred tax assets consists mainly of inventory reserves and accrued expenses.  We have not recorded a valuation allowance (for financial reporting purposes) against the deferred tax assets because we believe it is more likely than not that the benefits are realizable.  However, realization of these assets depends on our ability to generate taxable income in the future.  Our belief in the likelihood of being able to use the deferred tax assets is based on the following factors:

•            A significant portion of the deferred tax assets is deductible over the next 12 years.

•            Tax losses can be carried forward for 20 years.

•            For the 2000 tax filing, a small portion of the losses can be carried back to a prior year.

             If we were to significantly reduce our estimate of future taxable income, we would have to record an allowance against our deferred tax assets.  Such a charge could have a material adverse effect on our reported results of operations and financial condition.  We will continue to review whether a valuation allowance is warranted.

Liquidity and Capital Resources

             Operating activities used cash of $1,017,000 in the first quarter primarily due to our net loss.  Partially offsetting the impact of our net loss were non-cash items consisting of depreciation and amortization and a reduction in working capital.

             Capital expenditures in the first quarter were $734,000.  These expenditures consisted principally of the purchase of computers, software and test equipment.  We anticipate capital expenditures to total $1,700,000 in 2001.

             We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson (the “Credit Agreement”).  The Credit Agreement expires in December 2001.  This agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature.  Upon an event of default, any borrowings under the line of credit shall become payable in full.  To date we have not found it necessary to use this line of credit.  In addition to the Credit Agreement, Larscom Incorporated and Axel Johnson have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities.

             At March 31, 2001, we had cash and cash equivalents of $8,464,000 and short-term investments of $18,327,000.  We believe that working capital, together with our line of credit and funds generated from operations, will provide adequate liquidity to meet our operating and capital requirements at least through 2001.  There can, however, be no assurance that future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, will not require us to seek additional capital and, if so required, that adequate capital will be available on terms acceptable to us, or at all.

Certain Factors Affecting Future Operating Results

             This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth below as well as other risks and uncertainties we may describe from time to time in other filings with the Securities and Exchange Commission.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.  Readers are urged to review carefully and consider the various risks and uncertainties described in this report and in other reports filed with the Securities and Exchange Commission

              We believe that our relationships with large customers, particularly NSPs and ISPs, will be critical to our future success.  A small number of customers have accounted for a majority of our revenues in each of the past several years.  During 2000, 1999 and 1998, two customers, WorldCom, Inc. and its subsidiaries and AT&T, together accounted for 39%, 41% and 44% of our revenues, respectively.

             Loss of, or a material reduction in, orders from one or more of our major customers could have a material adverse effect on our business and operating results.  The absence of long-term backlog makes us vulnerable in periods of weak demand.  None of our customers is contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and from year to year.  Our current customers might not continue to place orders with us, orders from existing customers might not continue at the levels of previous periods and we might not be able to obtain orders from new customers.  Recently, there has been an easing of equipment demand throughout the telecommunications industry.  Because of our limited backlog, this has an essentially immediate negative affect on our operations, which we cannot fully offset on a timely basis by implementing reductions in expenses.

             Various factors cause fluctuations in our quarterly operating results.  Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control.  A small number of customers have accounted for a significant percentage of our sales.  Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers.  Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings.  We have experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.  Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequent ability to predict revenues will continue to be limited.  In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products.  In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, our business and operating results would be materially adversely affected.  Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

             Results in any period could also be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, increasing sales channel development costs, the cost and availability of components, the mix of our customer base and sales channels, the mix of products sold, our sales promotion activities, our ability to expand our sales and marketing organization effectively, our ability to attract and retain key technical and managerial employees and general economic conditions.  We established our expense levels for product development and other operating expenses based on projected sales levels and margins, but expenses are relatively fixed in the short term.  Accordingly, when sales are below expectations in any given period, our inability to adjust spending proportionally in the short term may exacerbate the adverse impact of a revenue shortfall on our operating results.

             Because of all of the foregoing factors, our operating results in one or more future periods may be subject to significant fluctuations.  In the event these factors result in our financial performance being below the expectations of public market analysts and investors, the price of our Class A Common Stock could be materially adversely affected.

             Gross margins will not attain earlier levels.  We do not expect our gross margin percentage to reach the levels achieved before 1998 primarily because of increased competition.  In addition, we have developed an indirect distribution channel, which typically yields lower margins on sales than direct sales.  A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

             We are experiencing current losses as we implement our growth initiatives.  The Board of Directors, on November 17, 1999, approved funding for an aggressive program to develop new products and expand into new markets. We reported operating losses for 2000 partly as a result of these strategic initiatives.  Our continued emphases on new product development and expansion into new markets are expected to result in continued losses for 2001.  In addition, if our strategic initiatives are not successful we may also have losses in future years.

             Continuing losses could cause us to record allowances against our deferred tax asset.  Such a charge could have a material adverse effect on our reported results of operations and financial condition.  We will continue to review whether a valuation allowance is warranted.

             We depend on recently-introduced products and products under development.  We expect sales of our established products to decline over time.  Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products and products that may be introduced in the future.  These include, for example, the Larscom 3000, the Larscom 6000 and the Larscom 4800, which have only recently been introduced, and our proposed future “intelligent access” products.  There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations.  In addition, we have, in the past, experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future.  Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases would have a material adverse effect on our business and operating results.

              We depend heavily on component availability and key suppliers.  On-time delivery of our products depends upon the availability of components and subsystems used in our products.  We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner.  We obtain components and license certain embedded software from numerous single sources.  We do not believe we would be able to develop alternative sources for certain essential components used in our products.  In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products without incurring substantial additional costs, there can be no assurance that we would be able to do so, if required.  Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have a material adverse effect on our business and operating results.  We generally do not have any long-term contracts with our suppliers.  It is possible that our suppliers will not continue to be able and willing to meet our future requirements.

             Rapid technological change could hurt our ability to compete.  The telecommunications equipment industry is characterized by rapidly-changing technologies and frequent new product introductions.  The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products.  Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements.  This will require the timely development and marketing of new products and enhancements on a cost-effective basis.  There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance.  If we were to be unsuccessful or to incur significant delays in developing and introducing such new products or enhancements, our business and operating results could be materially adversely affected.  For example, we are aware of a competing technology with network monitoring capabilities that can be used instead of the Split-T product that we sell primarily to WorldCom, Inc.  If WorldCom Inc. customers were to opt for the alternative technology as part of their services, our business and operating results would be materially adversely affected.

             Our business could be materially and adversely affected by the integration and functionality of switches and routers.  New technologies could displace some parts of the T1/E1 CSU/DSU product line.  For example, symmetrical and high bit rate digital subscriber line (“SDSL” and “HDSL”) are subscriber loop technologies that enable service providers to deploy high bandwidth services that could replace more traditional T1/FT1 services, upon which most of our products are based.

             We are controlled by Axel Johnson.  Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio.  Axel Johnson is the sole holder of the Class B Common Stock.  As a result, Axel Johnson has sufficient combined voting power to control the direction and policies of Larscom Incorporated absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom Incorporated and the election of the Board of Directors of Larscom Incorporated, and to prevent or cause a change in control of Larscom Incorporated.

             It is difficult to hire all the qualified personnel we need.  To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems.  Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense.  We have had past difficulty in filling all our hiring requisitions.  Our failure to manage any expansion or contraction effectively could have a material adverse effect on our business and operating results.

             We are trying to enter more international markets, which results in operational difficulties and risks. Salesoutside the US approximated 16% of our revenues for the first quarter of 2001.  The conduct of business outside the US is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences.  In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union.  A delay in obtaining, or the failure to obtain, certification of our products in countries outside the US could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

             We have developed an indirect distribution channel for sales to domestic customers.  This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers.  (Sales to large NSPs and ISPs continue to be handled by our direct sales force.)  As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts.  There are a number of risks associated with an indirect distribution channel.  The risks include a reduction in our ability to forecast sales, reduced average selling prices, management’s inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and new methods of advertising and promoting products which will result in additional expenses.

             We market our products internationally through non-exclusive distribution agreements with international distributors and systems integrators.  To focus on sales to Europe, the Middle East and Africa, we have created a regional sales team, headquartered in the United Kingdom.  The United Kingdom team focuses on direct sales to large NSPs while also supporting its distributors for sales to smaller customers.  We have also established sales offices in Hong Kong, Singapore and Beijing to focus on the Asian market. If these initiatives are not successful, our results could be materially adversely affected.

             We must comply with regulations and evolving industry standards.  The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed.  In the US, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations.  As standards for services such as ATM and DSL evolve, we may be required to modify our existing products or develop and support new versions of our products.  The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have a material adverse effect on our business and operating results.

             We may acquire businesses or technologies that are difficult to integrate.  As part of our efforts to grow our business, we review acquisition and strategic alliance prospects that would potentially complement our existing product offerings, augment our market coverage, enhance our technological capabilities or offer growth opportunities.  Any future acquisitions by us could result in potentially dilutive issuances of equity securities and/or the issuances of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on our business and operating results and/or the price of our Class A Common Stock.  In addition, it is possible a business we would acquire might be cash-flow negative which could hurt our liquidity as well as our operating results.  As a result of the ownership interest of Axel Johnson in Larscom, we will not be able to use pooling of interests accounting for any future acquisition.  Accordingly, such acquisitions could result in amortization of goodwill and other charges typically associated with purchase accounting.  Any future strategic alliance may entail illiquid and risky investments in the equity of private companies, and the payment of substantial up-front fees to obtain rights to technologies which have not yet been tested in the marketplace.  For example, in 2000 we paid $2,000,000 to privately-held Issanni Communications, Inc. to license the technology which is the basis for the Larscom 3000. Acquisitions and strategic alliances entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations.  No assurance can be given as to our ability to integrate successfully any businesses, products, technologies or personnel that might be acquired or licensed in the future.

             We may not be able to protect our intellectual property and proprietary information.  We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies.  We have been issued only one US patent to date, but we believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents.  Much of our proprietary information and technology is not patented and may not be patentable.  There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently.  We have entered into confidentiality and invention assignment agreements with employees, and entered into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information.  There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies.  In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

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

             We have been required to place last-time-buy purchases to cover obsolete components.  Because of component obsolescence occurring among our manufacturers, we have been required to place last-time-buy purchase orders to cover the expected demand for affected components.  Such purchase commitments generally cover between one and two years of expected demand for these components.  As of March 31, 2001, we are obligated to purchase $287,000 of these components by the end of 2001.  Although we believe that we will use all of the quantities we have agreed to purchase, there can be no assurance that our estimates are correct.  If our estimates are not correct and requirements for a component are less or more than anticipated, it could have a material adverse effect on our business and results of operations.

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

Item 3:              Quantitative and Qualitative Disclosures About Market Risk

             Interest Rate Risk.  We do not use derivative financial instruments in our investment portfolio. Our investment portfolio has been generally comprised of commercial paper rated A1/P1, bank certificates of deposit rated AA or better and corporate medium-term notes rated AA or better.  These securities mature within one year and are classified as available for sale in accordance with SFAS # 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall.

             At March 31, 2001 our investment portfolio included fixed-income securities, of the quality described above, with a fair value of approximately $18 million. These securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate, hypothetical 10 percent decrease in interest rates would not have a material effect on our current year financial condition or results of operations.  Because the securities are so short-term, their principle value would not be materially affected.  The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us.  If a 10% reduction occurred on April 1, 2001 and remained in effect throughout 2001, our interest income and our cash flow would be reduced by approximately $19,000 in 2001.  We do not hold any long-term fixed instruments.

             Foreign Currency Exchange Rate Risk.  Our international sales are typically made in US dollars and are generally not subjected to foreign currency exchange rate risk.  However, certain of our sales and marketing expenses are incurred in local currencies, principally the British Pound.  Consequently, our international results of operations are subject to foreign exchange rate fluctuations.  We do not currently hedge against foreign currency rate fluctuations.  Gains and losses from such fluctuations have not been material to our consolidated results.

             The effect of an immediate, hypothetical 10 percent change in exchange rate for the British Pound or any other foreign currency would not be material to us.

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

                           Not Applicable.

Item 3:              Defaults upon Senior Securities.

                           Not Applicable.

Item 4:              Submission of Matters to a Vote of Security Holders.

                           Not Applicable.

Item 5:              Other Information.

                           Not Applicable.

Item 6:              Exhibits and Reports on Form 8-K.

                           a.           Exhibits.  None

                           b.           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date	May 8, 2001	By	/s/ Robert Coackley
Robert Coackley President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Donald W. Morgan
Donald W. Morgan Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)