Form 10-Q
period 2001-06-30
LARSCOM INC
filed 2001-08-14
CIK 1024047

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the Transition Period from ________to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No ___
                                           ---

The number of the registrant's shares outstanding as of August 6, 2001, was 8,831,863 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                             LARSCOM INCORPORATED
                                   FORM 10-Q

                               TABLE OF CONTENTS

Part I:   Financial Information ............................................   3

Item 1:   Financial Statements (Unaudited) .................................   3
          Condensed Consolidated Balance Sheets ............................   3
          Condensed Consolidated Statements of Operations ..................   4
          Condensed Consolidated Statements of Cash Flows ..................   5
          Notes to Condensed Consolidated Financial Statements .............   6

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   9

Item 3:   Quantitative and Qualitative Disclosures about
          Market Risk ......................................................  16


Part II:  Other Information ................................................  17

Item 1:   Legal Proceedings ................................................  17

Item 2:   Changes in Securities ............................................  17

Item 3:   Defaults upon Senior Securities ..................................  17

Item 4:   Submission of Matters to a Vote of Security Holders ..............  17

Item 5:   Other Information ................................................  17

Item 6:   Exhibits and Reports on Form 8-K .................................  18

          a: Exhibits ......................................................  18
          b: Reports on Form 8-K ...........................................  18

Signatures .................................................................  19

Part I:           Financial Information
Item 1:           Financial Statements


                             LARSCOM INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands) (Unaudited)

                                                                                                      June 30,          December 31,
                                                                                                        2001                2000
                                                                                                    -------------      -------------
                                             ASSETS
Current assets:
     Cash and cash equivalents ...........................................................            $  4,401             $  7,741
     Short-term investments ..............................................................              18,512               20,238
     Accounts receivable, net ............................................................               6,747                7,044
     Inventories .........................................................................               4,915                6,816
     Deferred income taxes ...............................................................                   -                4,040
     Income taxes receivable .............................................................                 218                  192
     Due from Axel Johnson Inc ...........................................................                 315                   72
     Prepaid expenses and other current assets ...........................................               1,591                4,082
                                                                                                      --------             --------
        Total current assets .............................................................              36,699               50,225
Property and equipment, net ..............................................................               3,787                4,111
Deferred income taxes ....................................................................                   -               11,750
Other non-current assets, net ............................................................                 122                  234
                                                                                                      --------             --------
        Total assets .....................................................................            $ 40,608             $ 66,320
                                                                                                      ========             ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................................................            $  3,195             $  4,482
     Accrued expenses and other current liabilities ......................................              11,656                8,348
                                                                                                      --------             --------
        Total current liabilities ........................................................              14,851               12,830
Other non-current liabilities ............................................................                 350                  448
                                                                                                      --------             --------
        Total liabilities ................................................................              15,201               13,278
                                                                                                      --------             --------

Stockholders' equity:
     Class A Common Stock ................................................................                  88                   87
     Class B Common Stock ................................................................                 100                  100
     Additional paid-in capital ..........................................................              82,919               82,598
     Accumulated other comprehensive income/(loss) .......................................                  (1)
     Accumulated deficit .................................................................             (57,701)             (29,742)
                                                                                                      --------             --------
        Total stockholders' equity .......................................................              25,407               53,042
                                                                                                      --------             --------
        Total liabilities and stockholders' equity .......................................            $ 40,608             $ 66,320
                                                                                                      ========             ========

   The accompanying notes are an integral part of these financial statements.

                             LARSCOM INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data) (Unaudited)

                                                                        Three Months Ended                    Six Months Ended
                                                                             June 30,                             June 30,
                                                                    ---------------------------          --------------------------
                                                                      2001              2000                2001            2000
                                                                    ---------          --------          --------          --------
Revenues ...................................................        $  11,272          $ 14,802          $ 23,486          $ 27,838
Cost of revenues ...........................................            9,178             6,969            15,772            12,961
                                                                    ---------          --------          --------          --------
      Gross profit .........................................            2,094             7,833             7,714            14,877
                                                                    ---------          --------          --------          --------

Operating expenses:
    Research and development ...............................            2,021             2,424             4,117             4,995
    Selling, general and administrative ....................            5,633             6,096            11,697            11,996
    Restructuring ..........................................            4,761                --             4,761               --
                                                                    ---------          --------          --------          --------
      Total operating expenses .............................           12,415             8,520            20,575            16,991
                                                                    ---------          --------          --------          --------

Loss  from operations ......................................          (10,321)             (687)          (12,861)           (2,114)
 Interest and other income .................................              364               435               773               836
                                                                    ---------          --------          --------          --------
Loss before income taxes ...................................           (9,957)             (252)          (12,088)           (1,278)
      Income tax provision (benefit) .......................           16,505               (82)           15,870              (378)
                                                                    ---------          --------          --------          --------
Net loss ...................................................        $ (26,462)         $   (170)         $(27,958)         $   (900)
                                                                    =========          ========          ========          ========

Basic and diluted net loss per share .......................        $   (1.41)         $  (0.01)         $  (1.49)         $  (0.05)
                                                                    =========          ========          ========          ========

Basic and diluted weighted average shares ..................           18,804            18,556            18,789            18,513
                                                                    =========          ========          ========          ========



  The accompanying notes are an integral part of these financial statements.

                             LARSCOM INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands) (Unaudited)


                                                                                                Six Months Ended June 30,
                                                                                            ---------------------------------
                                                                                                2001                 2000
                                                                                            ----------            -----------

Cash flows from operating activities:
    Net loss .........................................................................      $  (27,958)           $      (900)
    Depreciation and amortization ....................................................           1,163                  1,294
    Non-cash restructuring and cost of revenues charges ..............................           2,280                     --
    Increase/(decrease) in deferred income taxes .....................................          15,790                   (173)
    Net decrease in other working capital accounts ...................................           4,631                    708
                                                                                            ----------            -----------
Net cash (used in)/provided by operating activities ..................................          (4,094)                   929
                                                                                            ----------            -----------

Cash flows from investing activities:
    Purchases of property and equipment ..............................................          (1,097)                  (589)
    Purchases of short-term investments ..............................................         (14,021)               (14,348)
    Sales and maturities of short-term investments ...................................          15,747                 21,003
                                                                                            ----------            -----------
Net cash provided by investing activities ............................................             629                  6,066
                                                                                            ----------            -----------

Cash flows from financing activities:
    Repayments to Axel Johnson Inc ...................................................            (244)                  (747)
    Increase/(decrease) in capital lease obligations .................................              45                    (45)
    Proceeds from issuances of Class A Common Stock ..................................             322                    341
                                                                                            ----------            -----------
Net cash provided by/(used in) financing activities ..................................             123                   (451)
                                                                                            ----------            -----------
Effect of foreign exchange rates on cash .............................................               2                      2
                                                                                            ----------            -----------
(Decrease)/increase in cash and cash equivalents .....................................          (3,340)                 6,546
Cash and cash equivalents at beginning of period .....................................           7,741                  7,009
                                                                                            ----------            -----------
Cash and cash equivalents at end of period ...........................................      $    4,401            $    13,555
                                                                                            ==========            ===========

Supplemental disclosure of cash flow information
Interest paid ........................................................................      $        2            $         4
                                                                                            ----------            -----------
Income taxes paid ....................................................................      $       67            $        64
                                                                                            ----------            -----------


  The accompanying notes are an integral part of these financial statements.

                             LARSCOM INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation:

     The condensed consolidated financial statements for the three months and six months ended June 30, 2001 and 2000, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated ("Larscom") Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and six months of 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2--Inventories:

     Inventories consist of the following (in thousands):


                                            June 30,         December 31,
                                              2001              2000
                                        -----------------   -------------
Raw materials ......................... $           2,333   $       3,470
Work-in-process .......................               777             747
Finished goods ........................             1,805           2,599
                                        -----------------   -------------
                                        $           4,915   $       6,816
                                        =================   =============

Note 3--Restructuring and Cost of Revenues Charges:

     On June 22, 2001, we announced a corporate restructuring program in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. This initiative is focused on improving operating performance by reducing expenses. The restructuring program includes a workforce reduction of approximately 25%, the closing of our facility in North Carolina and a write-down of fixed assets due primarily to the workforce reduction and facility closing. The effect of implementing this program was a one-time charge to results in the second quarter of $4,761,000.

     Because of the decline in business conditions, we reassessed the realizable value of certain prepaid royalties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, we recorded a second-quarter 2001, non-cash charge to cost of revenues of $1,912,000. This charge was derived by measuring the amount by which the carrying value of the prepaid royalties exceeded the net present value of the estimated future cash flows from the associated products.

     During the second quarter of 2001, we recorded a $1,093,000 charge to cost of sales for excess inventory. This additional inventory reserve was due to a sudden and significant decrease in our forecasted revenue, and was calculated consistent with our policy for providing reserves for inventory in excess of twelve months of projected demand.

     Details of the restructuring and cost of revenues charges are as follows:



                               Restructuring     Cost of Revenues       Total
                              --------------     ------------------   ----------
                                                   (in thousands)
Employee termination costs          $ 2,293                $     -       $2,293
Real estate lease reserve             2,080                      -        2,080
Fixed asset write-down                  388                      -          388
Prepaid royalty impairment                -                  1,912        1,912
Inventory reserve                         -                  1,093        1,093
                              --------------     ------------------   ----------
Total                               $ 4,761                $ 3,005       $7,766
                              ==============     ==================   ==========

     Cash expenditures for the employee termination costs will be substantially paid out in 2001. Amounts related to the expense due to the closing of the North Carolina facility will be paid over the term of the lease that expires in January, 2007. We anticipate substantially completing the implementation of our restructuring program by the end of September, 2001.

     The following table provides details on the activity and remaining balances of the restructuring charges as of June 30, 2001:

                                                                    Reserve
                                 Total        Cash      Non-Cash    June 30,
                                Charges      Charges     Charges      2001
                              ------------  ----------  ----------  ----------
                                               (in thousands)
Employee termination costs        $ 2,293      $ (160)      $ (40)     $2,093
Real estate lease reserve           2,080           -           -       2,080
Fixed asset write-down                388           -        (368)         20
                              ------------  ----------  ----------  ----------
Total                             $ 4,761      $ (160)     $ (408)     $4,193
                              ============  ==========  ==========  ==========

Note 4--Deferred Tax Assets:

     At June 30, 2001, we had total gross deferred tax assets of $20,209,000, consisting of $16,450,000 from prior quarters and $3,759,000 from the second quarter of 2001. These assets included temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory reserves, accrued expenses and net operating losses which carry forward. During the second quarter ended June 30, 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Accordingly, we recorded a non-cash charge of $20,209,000 to provide a full valuation allowance for the U.S. deferred tax assets. Our assessment was based principally on the historical losses experienced by the Company in the U.S., lower than expected operating results in the second quarter of 2001, unfavorable macro-economic conditions and capital expenditure reductions announced by several network service providers. The establishment of the deferred tax asset valuation allowance is the reason for the reduction in the deferred tax assets line items on the accompanying condensed consolidated balance sheets for the period ended June 30, 2001.

     SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. The deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that a portion or all of the deferred tax assets are realizable, we will reduce the income tax provision accordingly.

Note 5--Net Loss Per Share:

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

     The following table shows how basic and diluted net loss per share are computed (in thousands, except per share data):

                                                        Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                       --------------------   --------------------
                                                         2001        2000       2001        2000
                                                       --------    --------   --------    --------
Net loss............................................   $(26,462)   $   (170)  $(27,958)   $   (900)
                                                       ========    ========   ========    ========

Weighted average Class A and B
     Common Stock outstanding.......................     18,804      18,556     18,789      18,513

Basic and diluted loss per share....................   $  (1.41)   $  (0.01)  $  (1.49)   $  (0.05)
                                                       ========    ========   ========    ========

Weighted average Class A Common Stock diluted
      options outstanding excluded from the basic
      and diluted loss per share calculation........        207       1,307        339       1,574

Note 6--Comprehensive Income:

      "Comprehensive Income" includes all changes in equity from non-owner sources during the period. The only item of adjustment from net loss to comprehensive loss for the periods presented related to foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

Note 7--Commitments and Contingencies:

     Because of component obsolescence involving some of our suppliers, we have been required to place last-time-buy purchase orders to cover the expected demand for these components. These purchase commitments generally cover between one and two years of expected demand. As of June 30, 2001, we were obligated to purchase $359,000 of these components by December 31, 2001. We plan to redesign some of our products, if required by customer demand, as supplies of obsolete components dwindle.

     In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. We made no material payments for indemnification of customers under these agreements for the second quarter and first six months of 2001.




Note 8--Geographic Information:

     Revenue and long-lived assets related to operations in the United States and other countries for the three and six months ended and as of June 30, 2001 and 2000 are as follows (in thousands):

                          Three Months Ended             Six Months Ended
                               June 30,                       June 30,
                     ----------------------------   ---------------------------
                         2001           2000           2001           2000
                     -------------  -------------   ------------  -------------
United States......        8,853       $13,164        $19,088        $24,254
Other countries....        2,419         1,638          4,398          3,584
                     -------------  -------------   ------------  -------------
Total..............       11,272       $14,802        $23,486        $27,838
                     =============  =============   ============  =============

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.

                                As of
                               June 30,
                     ----------------------------
                          2001           2000
                     -------------  -------------
United States......    $   3,897       $ 4,543
Other countries....           12            15
                     -------------  -------------
Total..............    $   3,909       $ 4,558
                     =============  ==============

Note 9--Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, "Business Combinations." The provisions of SFAS 141 are required to be adopted July 1, 2001. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets." The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first-quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     We adopted SFAS 141 effective July 1, 2001, which will result in our accounting for any business combination consummated on or after that date under the purchase method of accounting. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations. We will adopt SFAS 142 effective January 1, 2002 and, at that date, we do not expect to have any goodwill remaining on our books.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Generally our business is suffering due to the slowdown in the telecommunications equipment business. To respond to the business slowdown, we significantly restructured our business operations at the end of the second quarter. As a result, we recognized employee termination costs, North Carolina real estate lease reserves, inventory reserves, reserves for the impairment of prepaid royalties and other restructuring charges for a total of $7,766,000. We also took a 100% reserve against the net operating loss carry-forward and other deferred tax assets on our balance sheet, totaling $20,209,000.

Results of Operations

     Revenues. Our consolidated revenues of $11,272,000 for the second quarter ended June 30, 2001 declined 24% from 2000's second quarter revenues of $14,802,000. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year with a combined revenue reduction of $3,221,000. For the six months ending June 30, 2001, revenues totaled $23,486,000, which was 16% below the comparable six-month period of 2000 when total revenues were $27,838,000. The Multiplexer and Inverse Mutiplexer product groups were also the primary contributors to the lower revenues in the first six months of 2001 versus 2000.

     By channel of distribution, the bulk of the revenue reduction for the second quarter and first six months of 2001 versus the comparable period of 2000 was attributable to lower direct sales to network service providers ("NSPs") and domestic distributors. Shipments to international locations represented 21% of total revenues during the second quarter of 2001 and, contrary to the domestic trends, were 48% ahead of the same period of 2000, mainly due to a large order from an NSP for some of its overseas locations. For the six-month period, international revenues were 19% of total revenues and 23% ahead of the same period of last year.

     The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 44% of the total revenues for the first six months of 2001 versus 36% for the first six months of 2000.

     Gross Profit. As a percentage of revenues, gross profit for the three months ended June 30, 2001 dropped by 34 percentage points to 19%, as compared to 53% for the same period of 2000. Gross profits for the six months were 33% for 2001 versus 53% for 2000. The percentage point decline in gross profits for both the second quarter and six month comparatives was primarily attributed to higher expenses related to excess and obsolete inventory, asset impairment charges and the impact of lower sales volume on overhead per unit cost.

     Research and Development. Research and development expenses totaled $2,021,000 for the second quarter of 2001, which was $403,000 or 17% below the second quarter 2000 spending of $2,424,000. So far this year, research and development costs totaled $4,117,000 as compared to last year's spending of $4,995,000 for an 18% decline. The reduction in both the second quarter and six-month comparatives were mainly due to lower staffing levels, lower software expenses and a decline in material cost. The June 2001 restructuring program is expected to lower our research and development expenses for the remainder of this year.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 8% to $5,633,000 during the three months ended June 30, 2001, as compared to $6,096,000 in 2000. Year to date, selling, general and administrative expenses were $11,697,000, compared to $11,996,000 for the same period of 2000, which represents a $299,000 or 2% reduction from last year. The reduced spending level was due primarily to lower employee benefits cost, commission expense, advertising expense and tax and license expense. We expect to report lower selling, general and administrative costs for the rest of the year due to the effects of the June 2001 restructuring program.

     Selling, general and administrative expenses include charges from Axel Johnson Inc. ("Axel Johnson") for legal, accounting, tax, treasury, human resources and administrative services of $117,000 for the second quarter and $233,000 for the first six months of 2001, as compared to $113,000 for the second quarter and $226,000 for the first six months of 2000.

     Restructuring. On June 22, 2001, we announced a corporate restructuring program in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. This initiative will focus our business on improving operating performance by reducing expenses. The restructuring program includes a workforce reduction of approximately 25%, the closing of our facility in North Carolina and a write-down of fixed assets largely due to the workforce reduction and facility closing. The effect of implementing this program was a one-time charge to results in the second quarter of $4,761,000, consisting of: $2,293,000 for employee termination costs, $2,080,000 for the closing of our facility in North Carolina and $388,000 for a fixed asset write-down.

     Interest and Other Income. Interest and other income amounted to $364,000 and $773,000 for the second quarter and first six months of 2001 as compared to $435,000 and $836,000 for the same periods of 2000, respectively. Interest income, which is the major component of Interest and Other Income, was $358,000 for the second quarter of 2001, as against $452,000 for the same period in 2000. For the first six months of 2001, interest income was $786,000 versus $877,000 for the first six months of 2000. The lower interest income for the three-month and six-month periods was primarily the result of reduced average investment balances. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A+ or better and corporate bonds and medium-term notes rated A- or better.

      Provision for Income Taxes. In June 2001, we recorded a non-cash charge of $20,209,000 to provide a full-valuation allowance against the deferred tax assets in compliance with SFAS No.109 "Accounting for Income Taxes." SFAS 109 requires the establishment of a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. We will continue to review whether a valuation allowance is warranted.

Liquidity and Capital Resources

     Operating activities used cash of $4,094,000 in the first six months of 2001 primarily due to our net loss. Partially offsetting the impact of our net loss were non-cash items consisting of write-downs in pre-paid royalties and property and equipment, as well as the deferred tax asset valuation allowance, a reduction in working capital, depreciation and amortization.

     Capital expenditures in the first six months were $1,097,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total $1,700,000 for 2001.

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

     At June 30, 2001, we had cash and cash equivalents of $4,401,000 and short-term investments of $18,512,000. We believe our liquidity position is currently adequate.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, "Business Combinations." The provisions of SFAS 141 are required to be adopted July 1, 2001. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets." The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after

March 15, 2001, provided their first-quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     We adopted SFAS 141 effective July 1, 2001, which will result in our accounting for any business combination consummated on or after that date under the purchase method of accounting. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations. We will adopt SFAS 142 effective January 1, 2002 and, at that date, we do not expect to have any goodwill remaining on our books.

Certain Factors Affecting Future Operating Results

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those indicated in any forward-looking statements, due to the risks and uncertainties set forth below as well as other risks and uncertainties we may describe from time to time in other filings with the Securities and Exchange Commission. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to review carefully and consider the various risks and uncertainties described in this report and in other reports filed with the Securities and Exchange Commission

     On June 22, 2001, we announced a corporate restructuring plan. The restructuring included a workforce reduction of approximately 25% and the closure of our North Carolina facility. There can be no assurance that we will not lose employees in the future as a result of the restructuring, or that we will be able to recruit suitable replacements, particularly since the demand for such employees is high.

     We believe that our relationships with large customers, particularly NSPs and ISPs, will be critical to our future success. A small number of customers have accounted for a majority of our revenues in each of the past several years. During 2000, 1999 and 1998, two customers, WorldCom, Inc. and its subsidiaries and AT&T, together accounted for 39%, 41% and 44% of our revenues, respectively.

     We are vulnerable to industry-wide downturns such as the one occurring now. Loss of, or a material reduction in, orders from one or more of our major customers could have a material adverse effect on our business and operating results. The absence of long-term backlog makes us vulnerable in periods of weak demand. None of our customers is contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and from year-to-year. Our current customers might not continue to place orders with us, orders from existing customers might not continue at the levels of previous periods and we might not be able to obtain orders from new customers. Recently, there has been a reduction of equipment demand throughout the telecommunications industry. Because of our limited backlog, this has an essentially immediate negative effect on our operations, which we cannot fully offset on a timely basis by implementing reductions in expenses.

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

     Gross profits will not attain earlier levels. We do not expect our gross profit percentage to reach the levels achieved before 1998, primarily because of increased competition. In addition, we have developed an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

     We are experiencing current losses as we implement our growth initiatives. The Board of Directors, on November 17, 1999, approved funding for an aggressive program to develop new products and expand into new markets. We reported operating losses for 2000 partly as a result of these strategic initiatives. As a result of unfavorable macro-economic conditions and decreases in demand in our markets, we restructured our operations in June 2001, which has led us to reduce our investment in new products and markets. Although the restructuring actions taken will lower our expense base in the future, we expect losses for the remainder of 2001, and potentially, continued losses into 2002. In addition, our June 2001 workforce reduction may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry.

     We depend on recently-introduced products and products under development. We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products and products that may be introduced in the future. These include, for example, the Larscom 3000, the Larscom 6000, the Orion 5000 and the Larscom 4800, which have only recently been introduced, and our proposed future "intelligent access" products. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. In addition, we have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

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

     Our business could be materially and adversely affected by the integration and functionality of switches and routers. New technologies are displacing some parts of the T1/E1 CSU/DSU product lines, the Inverse Mutiplexer product lines and the Mutiplexer product lines. For example, symmetrical and high bit rate digital subscriber line ("SDSL" and "HDSL") are subscriber loop technologies that enable service providers to deploy high bandwidth services that replace more traditional T1/FT1 services, upon which most of our products are based.

     We are controlled by Axel Johnson. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom and to prevent or cause a change in control of Larscom.

     It is difficult to hire all the qualified personnel we need. To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense during times when business in the telecommunications equipment industry is strong. In the past, particularly in Northern California, we have had difficulty in filling all of our hiring requisitions. In addition, we are currently searching for a permanent chief executive officer, which could cause uncertainty and delay in the hiring of essential personnel. Our failure to manage any expansion or contraction effectively could have a material adverse effect on our business and operating results.

     We are trying to enter more international markets, U.S. which results in operational difficulties and risks. Sales outside the US approximated 19% of our revenues for the first six months of 2001. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

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

     We must comply with regulations and evolving industry standards. The market for our products is characterized by the need to comply with a significant number of communications regulations and Internet Protocol ("IP") standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as ATM, IP and DSL evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have a material adverse effect on our business and operating results.

     We may not be able to protect our intellectual property and proprietary information. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We have been issued only one U.S. patent to date, but we believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and entered into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of commercial paper rated A1/P1, bank certificates of deposit rated A+ or better and corporate bonds and medium-term notes rated A- or better. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     At June 30, 2001, our investment portfolio included fixed-income securities, of the quality described above, with a fair-market value of approximately $18 million. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10 percent decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short-term, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% reduction occurred on July 1, 2001 and remained in effect throughout 2001, our interest income and our cash flow would be reduced by approximately $10,000 in 2001. We do not hold any long-term fixed instruments.

     Foreign Currency Exchange Rate Risk. Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our sales and marketing expenses are incurred in local currencies, principally the British Pound. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10 percent change in exchange rate for the British Pound or any other foreign currency would not be material to us.

Part II:          Other Information

Item 1:           Legal Proceedings.

                  We are not currently involved in any material legal proceedings.

Item 2:           Changes in Securities.

                  Not Applicable.

Item 3:           Defaults upon Senior Securities.

                  Not Applicable.

Item 4:           Submission of Matters to a Vote of Security Holders.

                  The following matters were voted upon at the annual meeting on May 23, 2001.

                  1.     Election of (6) directors of the Company.


                                                        For         Withheld
                                                      ------------ -------------
                         Robert Coackley               46,772,131     1,572,440
                         Donald G. Heitt               48,323,331        21,420
                         Lawrence D. Milligan          46,771,327     1,573,244
                         Harvey L. Poppel              48,325,881        18,690
                         Richard E. Pospisil           48,327,926        16,645
                         Joseph F. Smorada             46,768,976     1,575,595


                  2.     Ratification of the appointment of
                         PricewaterhouseCoopers LLP as independent accountants of the Company. For 48,322,850, Against 12,395, Abstain 9,326.

Item 5:           Other Information.

                  Not Applicable.

Item 6:           Exhibits and Reports on Form 8-K.

                          a.        Exhibits.

                                    *10.1 Original Equipment
                                    Manufacturing/Private Label Agreement by and between Larscom Incorporated and G3M Corporation dated January 4, 2001.

                                    *10.2 Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 1, 2001.

                          b.        Reports.

                                    We filed two reports on Form 8-K during the second quarter of 2001, for events of June 22 and June 26, 2001, respectively. The first report, which was filed June 22, 2001, disclosed that we restructured our organization in response to a recent and significant slowdown in business, reducing our workforce by 25%, closing our North Carolina facility and recognizing significant accounting charges in the second quarter of 2001. Separately, we announced that George Donohoe, executive vice president, had decided to retire and Rebecca Horn, vice president for marketing, located in North Carolina, would leave the Company. The second report, which was filed June 26, 2001, announced the resignation of Robert Coackley as President and Chief Executive Officer and the appointment of Richard E. Pospisil to replace him.

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



                                      LARSCOM INCORPORATED




Date   August 13, 2001          By    /s/ Richard E. Pospisil
       -------------------            -----------------------------------

                                      Richard E. Pospisil
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                By    /s/ Donald W. Morgan
                                      -----------------------------------

                                      Donald W. Morgan
                                      Vice President, Finance and Chief
                                      Financial Officer (Principal Financial
                                      Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX

*10.1 Original Equipment Manufacturing/Private Label Agreement by and between Larscom Incorporated and G3M Corporation dated January 4, 2001.

*10.2 Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 1, 2001.

* Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.