Form 10-Q
period 2001-09-30
LARSCOM INC
filed 2001-11-07
CIK 1024047

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

          (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No __
                                         -

The number of the registrant's shares outstanding as of November 5, 2001, was 8,832,863 of Class A Common Stock and 10,000,000 of Class B Common Stock.

                              LARSCOM INCORPORATED
                                    FORM 10-Q

                                TABLE OF CONTENTS

     Part I:   Financial Information ......................................    3

     Item 1:   Financial Statements (Unaudited) ...........................    3
               Condensed Consolidated Balance Sheets ......................    3
               Condensed Consolidated Statements of Operations ............    4
               Condensed Consolidated Statements of Cash Flows ............    5
               Notes to Condensed Consolidated Financial Statements .......    6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................   10

     Item 3:   Quantitative and Qualitative Disclosures about
               Market Risk ................................................   17


     Part II:  Other Information ..........................................   18

     Item 1:   Legal Proceedings ..........................................   18

     Item 2:   Changes in Securities ......................................   18

     Item 3:   Defaults upon Senior Securities ............................   18

     Item 4:   Submission of Matters to a Vote of Security Holders ........   18

     Item 5:   Other Information ..........................................   18

     Item 6:   Exhibits and Reports on Form 8-K ...........................   18

               a: Exhibits ................................................   18
               b: Reports on Form 8-K .....................................   18

     Signatures ...........................................................   19

Part I:    Financial Information

Item 1:    Financial Statements

                              LARSCOM INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)

                                                                      September 30,   December 31,
                                                                          2001            2000
                                                                      -------------   ------------
                                             ASSETS

Current assets:
     Cash and cash equivalents ...................................    $       8,643   $      7,741
     Short-term investments ......................................           14,454         20,238
     Accounts receivable, net ....................................            4,123          7,044
     Inventories .................................................            4,198          6,816
     Deferred income taxes .......................................                -          4,040
     Due from Axel Johnson Inc. ..................................              677             72
     Prepaid expenses and other current assets ...................            1,733          4,274
                                                                      -------------   ------------
        Total current assets .....................................           33,828         50,225
Property and equipment, net ......................................            3,480          4,111
Deferred income taxes ............................................                -         11,750
Other non-current assets, net ....................................               56            234
                                                                      -------------   ------------
        Total assets .............................................    $      37,364   $     66,320
                                                                      =============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................    $       2,351   $      4,482
     Accrued expenses and other current liabilities ..............            8,963          8,348
                                                                      -------------   ------------
        Total current liabilities ................................           11,314         12,830
Other non-current liabilities ....................................            1,876            448
                                                                      -------------   ------------
        Total liabilities ........................................           13,190         13,278
                                                                      -------------   ------------

Stockholders' equity:
     Class A Common Stock ........................................               88             87
     Class B Common Stock ........................................              100            100
     Additional paid-in capital ..................................           82,965         82,598
     Accumulated other comprehensive loss ........................               (1)            (1)
     Accumulated deficit .........................................          (58,978)       (29,742)
                                                                      -------------   ------------
        Total stockholders' equity ...............................           24,174         53,042
                                                                      -------------   ------------
        Total liabilities and stockholders' equity ...............    $      37,364   $     66,320
                                                                      =============   ============

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data) (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                       ------------------------   ------------------------
                                                          2001          2000          2001         2000
                                                       ------------  ----------   ------------  ----------
Revenues ...........................................   $    10,375   $   13,793      $ 33,861   $    41,631
Cost of revenues ...................................         5,305        6,595        21,077        19,556
                                                       ------------  -----------   -----------  ------------
      Gross profit .................................         5,070        7,198        12,784        22,075
                                                       ------------  -----------   -----------  ------------

Operating expenses:
  Research and development .........................         1,697        2,431         5,814         7,426
  Selling, general and administrative ..............         4,909        6,198        16,606        18,194
  Restructuring ....................................             -            -         4,761             -
                                                       ------------  -----------   -----------  ------------
      Total operating expenses .....................         6,606        8,629        27,181        25,620
                                                       ------------  -----------   -----------  ------------

Loss from operations ...............................        (1,536)      (1,431)      (14,397)       (3,545)
      Interest and other income ....................           284          463         1,057         1,300
                                                       ------------  -----------   -----------  ------------
Loss before income taxes ...........................        (1,252)  $     (968)      (13,340}       (2,245)
      Income tax provision (benefit) ...............            26         (268)       15,896          (645)
                                                       ------------  -----------   -----------  ------------
Net loss ...........................................   $    (1,278)  $     (700)   $  (29,236)  $    (1,600)
                                                       ============  ===========   ===========  ============

Basic and diluted net loss per share ...............   $     (0.07)  $    (0.04)   $    (1.56)  $     (0.09)
                                                       ============  ===========   ===========  ============

Basic and diluted weighted average shares ..........        18,823       18,635        18,800        18,554
                                                       ============  ===========   ===========  ============

     The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         ------------------------------
                                                                           2001                  2000
                                                                         --------              --------
Cash flows from operating activities:
    Net loss ........................................................    $(29,236)             $ (1,600)
    Depreciation and amortization ...................................       1,624                 1,855
    Non-cash restructuring and cost of revenues charges .............       2,280                    --
    Decrease/(increase) in deferred income taxes ....................      15,790                  (283)
    Net decrease/(increase) in other working capital accounts .......       6,050                  (317)
                                                                         --------              --------
Net cash used in operating activities ...............................      (3,492)                 (345)
                                                                         --------              --------

Cash flows from investing activities:
    Purchases of property and equipment .............................      (1,195)                 (939)
    Purchases of short-term investments .............................     (15,066)              (22,049)
    Sales and maturities of short-term investments ..................      20,851                22,002
                                                                         --------              --------
Net cash provided by/(used in) investing activities .................       4,590                  (986)
                                                                         --------              --------

Cash flows from financing activities:
    Repayments to Axel Johnson Inc. .................................        (605)                  (30)
    Increase/(decrease) in capital lease obligations ................          42                   (47)
    Proceeds from issuances of Class A Common Stock .................         367                   651
                                                                         --------              --------
Net cash (used in)/provided by financing activities .................        (196)                  574
                                                                         --------              --------
Effect of foreign exchange rates on cash ............................          --                     4
                                                                         --------              --------
Increase/(decrease) in cash and cash equivalents ....................         902                  (753)
Cash and cash equivalents at beginning of period ....................       7,741                 7,009
                                                                         --------              --------
Cash and cash equivalents at end of period ..........................    $  8,643              $  6,256
                                                                         ========              ========

Supplemental disclosure of cash flow information
Interest paid .......................................................    $      2              $      5
                                                                         --------              --------
Income taxes paid ...................................................    $     69              $     71
                                                                         --------              --------

   The accompanying notes are an integral part of these financial statements.

                              LARSCOM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation:

     The condensed consolidated financial statements for the three months and nine months ended September 30, 2001 and 2000, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated ("Larscom") Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2--Inventories:

     Inventories consist of the following (in thousands):

                                            September 30, December 31,
                                                2001          2000
                                            ------------  -----------
Raw materials ........................       $     2,300   $    3,470
Work-in-process ......................               309          747
Finished goods .......................             1,589        2,599
                                            ------------  -----------
                                             $     4,198   $    6,816
                                            ============  ===========

Note 3--Restructuring and Cost of Revenues Charges:

     On June 22, 2001, we announced a corporate restructuring program in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. This initiative was focused on improving operating performance by reducing expenses. The restructuring program included a workforce reduction of approximately 25%, the closing of our facility in North Carolina and a write-down of fixed assets due primarily to the workforce reduction and facility closing. The effect of implementing this program was a one-time charge to results in the second quarter of $4,761,000.

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

     Details of the restructuring and cost of revenues charges are as follows:

                                  Restructuring  Cost of Revenues     Total
                                 --------------  ----------------   ----------
                                                  (in thousands)

Employee termination costs        $      2,293    $             -    $  2,293
Real estate lease reserve                2,080                  -       2,080
Fixed asset write-down                     388                  -         388
Prepaid royalty impairment                   -              1,912       1,912
Inventory reserve                            -              1,093       1,093
                                 --------------  -----------------  ----------
Total                             $      4,761    $         3,005    $  7,766
                                 ==============  =================  ==========


     Cash expenditures for the employee termination costs will be substantially paid out in 2001. Amounts related to the expense due to the closing of the North Carolina facility will be paid over the term of the lease that expires in January, 2007. We had substantially completed the implementation of our June 2001 restructuring program at the end of September 2001.

     The following table provides details on the activity and remaining balances of the June 2001 restructuring charges as of September 30, 2001:

                                                                      Reserve
                                 Total      Cash       Non-Cash    September 30,
                                Charges    Charges     Charges         2001
                               ---------  ---------   ---------    ------------
                                              (in thousands)

Employee termination costs     $   2,293  $  (1,312)  $     (20)    $       961
Real estate lease reserve          2,080       (138)          -           1,942
Fixed asset write-down               388          -        (388)              -
                               ---------  ---------   ---------    ------------
Total                          $   4,761  $  (1,450)  $    (408)    $     2,903
                               =========  =========   =========    ============


     On October 18, 2001, we announced an additional round of layoffs. See Note 10.

Note 4--Deferred Tax Assets:

     At September 30, 2001, we had total gross deferred tax assets of $20,571,000, consisting of $20,209,000 from prior quarters and $362,000 from the third quarter of 2001. These assets included temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory reserves, accrued expenses and net operating losses which carry forward. In the second quarter ended June 30, 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Our assessment was based principally on the historical losses experienced by the Company in the U.S., lower than expected operating results in the second quarter of 2001, unfavorable macro-economic conditions and capital expenditure reductions announced by several network service providers. The establishment of the deferred tax asset valuation allowance is the reason for the reduction in the deferred tax assets line items on the accompanying condensed consolidated balance sheets for the period ended September 30, 2001 as compared to the December 31, 2000 balances.

     SFAS 109 requires the establishment of a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. The deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that a portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

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

     The following table shows how basic and diluted net loss per share are computed (in thousands, except per share data):

                                                           Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                         ---------------------      ----------------------
                                                           2001         2000          2001          2000
                                                         --------     --------      --------      --------
Net loss ............................................    $ (1,278)    $   (700)     $(29,236)     $ (1,600)
                                                         ========     ========      ========      ========

Weighted average Class A and B
     Common Stock outstanding .......................      18,823       18,635        18,800        18,554

Basic and diluted loss per share ....................    $  (0.07)    $  (0.04)     $  (1.56)     $  (0.09)
                                                         ========     ========      ========      ========

Weighted average in-the-money Class A Common
     Stock options outstanding excluded from
     the basic and diluted loss per share
     calculation ....................................          --        1,418           251         1,521

Note 6--Comprehensive Income:

     "Comprehensive Income" includes all changes in equity from non-owner sources during the period. The only item of adjustment from net loss to comprehensive loss for the periods presented related to foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

Note 7--Commitments and Contingencies:

     Because of component obsolescence involving some of our suppliers, we have been required to place last-time-buy purchase orders to cover the expected demand for these components. These purchase commitments generally cover between one and two years of expected demand. As of September 30, 2001, we were obligated to purchase $116,000 of these components by December 31, 2001. We plan to redesign some of our products, if required by customer demand, as supplies of obsolete components dwindle.

     In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. We made no material payments for indemnification of customers under these agreements for the third quarter and first nine months ended September 30, 2001.

Note 8--Geographic Information:

     Revenue and long-lived assets related to operations in the United States and other countries for the three and nine months ended and as of September 30, 2001 and 2000 are as follows (in thousands):

                                               Three Months Ended            Nine Months Ended
               Revenues (a)                       September 30,                 September 30,
               ------------                ----------------------------  ---------------------------
                                               2001           2000          2001           2000
                                           -------------  -------------  ------------   ------------
United States..........................    $       9,096  $      11,777  $     28,184   $     36,031
Other countries .......................            1,279          2,016         5,677          5,600
 ......................................    -------------  -------------  ------------   ------------
Total                                      $      10,375  $      13,793  $     33,861   $     41,631
                                           =============  =============  ============   ============

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with US Department of Commerce regulations.

                                                      As of
            Long-Lived Assets                     September 30,
            -----------------              ----------------------------
                                               2001           2000
                                           -------------  -------------
United States..........................    $       3,525  $       4,291
Other countries .......................               11             16
                                           -------------  -------------
Total .................................    $       3,536  $       4,307
                                           =============  =============

Note 9--Recent Accounting Pronouncements:

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS 144 will have a material impact on our consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, "Business Combinations." The provisions of SFAS 141 were required to be adopted July 1, 2001. The most significant changes made by SFAS 141 were: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets." The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first-quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

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

Note 10--Subsequent Event:

     On October 18, 2001, due to the continued decline in the telecommunications business and the difficult economic environment, we announced a further reduction in force to align our expenses with our anticipated revenue levels. We expect to report pretax restructuring and other nonrecurring charges of up to $1.5 million in the fourth quarter of 2001.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Generally, our domestic business is suffering due to the slowdown in the telecommunications equipment business. To respond to the business slowdown, we significantly restructured our business operations at the end of the second quarter. As a result, we recognized employee termination costs, North Carolina real estate lease reserves, inventory reserves, reserves for the impairment of prepaid royalties and other restructuring charges for a total of $7,766,000. We also took a 100% reserve against the net operating loss carry-forward and other deferred tax assets on our balance sheet, totaling $20,209,000.

     On October 18, 2001, due to the continued decline in the telecommunications business and the difficult economic environment, we announced a further reduction in force to align our expenses with our anticipated revenue levels. We expect to report pretax restructuring and other nonrecurring charges of up to $1.5 million in the fourth quarter of 2001.

Results of Operations

     Revenues. Our consolidated revenues of $10,375,000 for the third quarter ended September 30, 2001 were 25% lower than 2000's third quarter revenues of $13,793,000. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year's third quarter with a combined revenue reduction of $3,026,000. For the nine months ending September 30, 2001, revenues totaled $33,861,000, which was 19% below the comparable nine-month period of 2000 when total revenues were $41,631,000. The Multiplexer and Inverse Mutiplexer product lines were also the primary contributors to the lower revenues in the first nine months of 2001 versus the first nine months of 2000.

     By channel of distribution, the bulk of the revenue reduction for the third quarter and first nine months of 2001 versus the comparable periods of 2000 was attributable to lower direct sales to network service providers ("NSPs") and domestic distributors. Shipments to international locations represented 12% of total revenues during the third quarter of 2001 and were 37% below the same period of 2000. For the nine-month period, international revenues were 17% of total revenues versus 13% for the first nine months of 2000. Also, on a nine-month comparative basis, 2001 international revenues were 1% greater than 2000 international revenues.

     The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 46% of the total revenues for the first nine months of 2001 versus 38% for the first nine months of 2000.

     Gross Profit. As a percentage of revenues, gross profit for the three months ended September 30, 2001 dropped by three percentage points to 49%, as compared to 52% for the same period of 2000. Gross profits for the first nine months were 38% of sales for 2001 versus 53% of sales for the same period of 2000. The percentage point decline in gross profits for the third quarter of 2001, as compared to the third quarter of 2000, was largely related to higher manufacturing costs paid to our supplier, Oasys Telecom,

Inc., for the Larscom 5000 M1-3 mutiplexer product. The nine-month percentage point decline from the same period in 2000 was primarily attributed to increased expenses related to excess and obsolete inventory, asset impairment charges and the impact of lower sales volume on overhead per unit cost.

     Research and Development. Research and development expenses totaled $1,697,000 for the third quarter of 2001, which was $734,000 or 30% below the third quarter 2000 spending of $2,431,000. So far this year, research and development costs totaled $5,814,000 as compared to spending for last year's first nine months of $7,426,000, which represents a 22% decline from the first nine months of 2000. The reduction in both the third-quarter and nine-month comparatives was mainly due to lower staffing levels, lower software expenses and a decline in material cost. The June 2001 restructuring program and the October 2001 reduction in force are expected to lower our research and development expenses for the remainder of this year.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 21% to $4,909,000 during the three months ended September 30, 2001, as compared to $6,198,000 for the same period of 2000. Year to date selling, general and administrative expenses were $16,606,000 compared to $18,194,000 for the same period of 2000, which represents a $1,588,000 or 9% reduction from the same period of last year. The lower spending was due primarily to reductions in staff levels, employee benefits cost, commission expense, advertising expense and tax and license expense. We expect to report lower selling, general and administrative cost for the rest of the year due to the effects of the June 2001 restructuring program and the October 2001 reduction in force.

     Selling, general and administrative expenses include contractual charges from Axel Johnson Inc. ("Axel Johnson") for legal, accounting, tax, treasury, human resources and administrative services of $116,000 for the third quarter and $349,000 for the first nine months of 2001, as compared to $113,000 for the third quarter and $339,000 for the first nine months of 2000.

     Restructuring. On June 22, 2001, we announced a corporate restructuring program in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. This initiative was designed to focus our business on improving operating performance by reducing expenses. The restructuring program included a workforce reduction of approximately 25%, the closing of our facility in North Carolina and a write-down of fixed assets largely due to the workforce reduction and facility closing. The effect of implementing this program was a one-time charge to results in the second quarter of $4,761,000, consisting of: $2,293,000 for employee termination costs, $2,080,000 for the closing of our facility in North Carolina and $388,000 for a fixed asset write-down.

      On October 18, 2001, due to the continued decline in the telecommunications business and the difficult economic environment, we announced a further reduction in force to align our expenses with our anticipated revenue levels. We expect to report pretax restructuring and other nonrecurring charges of up to $1.5 million in the fourth quarter of 2001.

     Interest and Other Income. Interest and other income amounted to $284,000 and $1,057,000 for the third quarter and first nine months of 2001 as compared to $463,000 and $1,300,000 for the same periods of 2000, respectively. Interest income, which is the major component of Interest and Other Income, was $297,000 for the third quarter of 2001, as against $484,000 for the same period in 2000. For the first nine months of 2001, interest income was $1,083,000 versus $1,361,000 for the first nine months of 2000. The lower interest income for the three-month period was directly attributed to lower average investment balances whereas that for the nine-month period was primarily the result of lower interest rates. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A+ or better and corporate bonds and medium-term notes rated A- or better.

     Provision for Income Taxes. In June 2001, we recorded a non-cash charge of $20,209,000 to provide a full-valuation allowance against the deferred tax assets in compliance with SFAS 109. In the third quarter of 2001, we recorded an additional non-cash valuation allowance of $362,000. SFAS 109 requires the establishment of a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. We will continue to review whether a valuation allowance is warranted.

Liquidity and Capital Resources

     Operating activities used cash of $3,492,000 in the first nine months of 2001, primarily due to our net loss. Partially offsetting the impact of our net loss were non-cash items consisting of a deferred tax asset valuation allowance, a reduction in working capital, write-downs in pre-paid royalties and property and equipment and charges for depreciation and amortization.

     Capital expenditures in the first nine months were $1,195,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures will total $1,300,000 for 2001.

     We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson (the "Credit Agreement"). The Credit Agreement expires in December 2001. This agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. We expect to negotiate an extension or replacement of this Credit Agreement with Axel Johnson during the fourth quarter of this year. In addition to the Credit Agreement, Larscom Incorporated and Axel Johnson have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities.

     At September 30, 2001, we had cash and cash equivalents of $8,643,000 and short-term investments of $14,454,000. We believe our liquidity position is currently adequate.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS 144 will have a material impact on our consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, "Business Combinations." The provisions of SFAS 141 were required to be adopted July 1, 2001. The most significant changes made by SFAS 141 were: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets." The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first-quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

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

Certain Factors Affecting Future Operating Results

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those indicated in any forward-looking statements, due to the risks and uncertainties set forth below as well as other risks and uncertainties we may describe from time to time in other filings with the Securities and Exchange Commission. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to review carefully and consider the various risks and uncertainties described in this report and in other reports filed with the Securities and Exchange Commission

     We conducted two rounds of restructuring/layoffs in 2001. Our June 22, 2001 restructuring included a workforce reduction of approximately 25% and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 24%. Overall, our workforce was reduced from 207 before the first round of layoffs to 119 after the second round of layoffs. 33% of the net reduction in employees was from engineering personnel. Although the restructuring actions taken will lower our expense base in the future, we expect losses for the remainder of 2001, and potentially, continued losses into 2002. In addition, our June 2001 and October 2001 workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

      We believe that our relationships with a few large customers will be critical to our future success. A small number of customers have accounted for a majority of our revenues in each of the past several years. During 2000, 1999 and 1998, two customers, WorldCom, Inc. and its subsidiaries and AT&T, together accounted for 39%, 41% and 44% of our revenues, respectively. For the first nine months of 2001, it was 46%.

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

     Our prospects for growth depend on recently-introduced products and products under development. We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products and products that may be introduced in the future. These include, for example, the Larscom 3000, the Larscom 6000 and the Orion 5000, which have only recently been introduced, and our proposed future "intelligent access" products. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. In addition, we have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

     Various factors cause fluctuations in our quarterly operating results. Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend to a significant degree upon orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer's specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers' business conditions and the effect of competitors' product offerings. We have experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

     Because of all of the foregoing factors, our operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in financial performance below the expectations of public market analysts and investors, the price of our Class A Common Stock could be materially adversely affected.

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

     Rapid technological change could hurt our ability to compete. The telecommunications equipment industry is characterized by rapidly-changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. Some of the products we have planned and introduced in recent years have not met our sales expectations.

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

     We are controlled by Axel Johnson Inc. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson is the sole holder of the Class B Common Stock. As a result, Axel Johnson has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom.

     During growth periods, it is difficult to hire all the qualified personnel we need. To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense during times when business in the telecommunications equipment industry is strong. In the past, particularly in Northern California, we have had difficulty in filling all of our hiring requisitions. In addition, we are currently searching for a permanent chief executive officer, which could cause uncertainty and delay in the hiring of essential personnel. Our failure to manage any expansion or contraction effectively could have a material adverse effect on our business and operating results.

     We are trying to enter more international markets, which results in operational difficulties and risks. Sales outside the U.S. approximated 17% of our revenues for the first nine months of 2001. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

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

     At September 30, 2001, our investment portfolio included fixed-income securities, of the quality described above, with a fair-market value of approximately $14 million. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10 % decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short in duration, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% reduction occurred on October 1, 2001 and remained in effect throughout 2001, our interest income and our cash flow would be reduced by approximately $3,000 in 2001. We do not hold any long-term fixed instruments.

     Foreign Currency Exchange Rate Risk. Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our sales and marketing expenses are incurred in local currencies, principally the British Pound. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10 % change in exchange rate for the British Pound or any other foreign currency would not be material to us.

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

            Not Applicable.

Item 5:     Other Information.

            Not Applicable.

Item 6:     Exhibits and Reports on Form 8-K.

              a.  Exhibits.

                  None

              b.  Reports.

                  We filed one report on Form 8-K on September 18, 2001. Information regarding the item reported is as follows: Larscom Incorporated issued a press release on September 17, 2001 regarding the appointment of Desmond P. Wilson III to its Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LARSCOM INCORPORATED



Date  November 7, 2001                     By  /s/ Richard E. Pospisil
      ----------------------                   ---------------------------------

                                               Richard E. Pospisil
                                               President and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

                                           By  /s/ Donald W. Morgan
                                               ---------------------------------

                                               Donald W. Morgan
                                               Vice President, Finance and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)