Form 10-K405
period 2001-12-31
LARSCOM INC
filed 2002-03-27
CIK 1024047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-12491

LARSCOM INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2362692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1845 McCandless Drive	95035
Milpitas, California (Address of Principal Executive Offices)	(Zip Code)

(408) 941-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002, was approximately $11,494,000.

The number of the registrant’s shares outstanding as of February 28, 2002, was 8,851,805 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the to-be-filed Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item	1. Business

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results that we achieve may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth under the “Certain Factors Affecting Future Operating Results” section (in Part II, Item 7) and elsewhere in this Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report, and in our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties on the risks and factors that may affect our business.

Overview

Larscom Incorporated manufactures and markets high-speed network-access products for service providers (“SPs”), and corporate users. Our product offerings support bandwidth requirements ranging from full and fractional T1/E1 to OC3. Additionally, our solutions support a number of networking protocols such as frame relay, asynchronous transfer mode (“ATM”), inverse multiplexing for ATM (“IMA”) and the Internet Protocol (“IP”).

Prior to Larscom’s initial public offering in December 1996, Larscom was a wholly-owned subsidiary of Axel Johnson Inc. (“Axel Johnson”). Upon consummation of that offering Axel Johnson owned 55% of the Class A and B Common Stock of Larscom and controlled 83% of the voting interest. As of December 31, 2001, Axel Johnson owned 53% of the Class A and B Common Stock of Larscom and controlled 82% of the voting interest.

Industry Overview

As corporate users continue to seek out new and innovative ways to reduce their expenses and improve their productivity through networking solutions, service providers and carriers continue to expand their service portfolios to meet growing customer demands. Local area networks (“LANs”) in today’s enterprises are a necessity for connecting in-building PC’s, servers, and voice applications. However, it is less and less often the case that the information and tools required by the business all reside within a single building or campus. This, coupled with the increasingly global nature of business and the need to move information quickly, has led to a greater reliance and need for strong corporate wide area networks (“WANs”).

The increased demand for greater WAN speed and capacity has been accompanied by increased demand for reliable, high-speed network-access solutions. In addition to dedicated 56/64 Kbps and T1/E1 services, enterprise customers are now using private and public frame relay, ATM, digital subscriber line (“DSL”), cable and wireless services, all to enhance the productivity of their employees. Increased pressure on service providers to deploy these new services quickly and efficiently has been a significant catalyst for growth in the market for advanced management solutions.

As a result of the increased demand for greater WAN capacity and the complexity and continuing evolution of service offerings, businesses have been transitioning from the use of private lines dedicated to individual businesses to greater use of public WANs (often Internet or IP based). While reliance on the public infrastructure can often facilitate both deployment and access, it requires additional security measures to ensure traffic integrity. As this transition occurs, SPs, such as internet service providers and network service providers are being asked to provide an increasing variety of transmission and network management services. In addition, corporate users in many cases require SPs to assume full responsibility for the operation and monitoring of the network and to guarantee certain levels of service.

SPs and corporate users want the ability to add more services and high-speed applications in a rapid and affordable manner. Accordingly, SPs and corporate users require telecommunications equipment that supports a broad range of services and operates reliably, flexibly and consistently on a global basis.

2001 was a difficult year for many SPs. As a result, the overall capital spending for wire-line infrastructure declined and it is anticipated that further reductions are likely in 2002. This significant reduction in capital expenditures has impacted the telecommunications and data communications equipment industry negatively.

Products

We help make our customers successful in their business through the use of reliable products that are backed by our service and support organization. The following describes the applications for each of our five product groups:

Multiplexers:
Products that enable several data-streams to be sent over a single physical line and be converted back to the individual data-streams at the receiving end. Multiplexers help to provide more efficient utilization of network resources by allowing multiple data sources to share a single connection to the WAN. Multiplexers represented 62% of our sales in 2001.

Inverse Multiplexers:
Products that enable a single data-stream to be sent over several physical lines and converted back to a single data-stream at the receiving end. Larscom pioneered developments in inverse multiplexing to help customers “bridge the bandwidth gap” between T1/E1 and T3/E3. Fractional T3/E3 service, provided in this manner, allows SPs and corporate users to leverage the existing T1/E1-based infrastructure to provide affordable and readily-available high-speed services with an increased degree of fault tolerance. Inverse Multiplexers represented 18% of our sales in 2001.

Service-Delivery Platforms:
Products that enable service providers to have enhanced control and flexibility over the service they provide. Our Service-Delivery Platforms allow SPs to deploy new services such as transparent LAN services, managed frame-relay services, simplified subscriber management and multi-customer WAN services.

CSU/DSUs:
Products that provide an interface between user data communications equipment and a carrier service. They perform framing, line-conditioning and equalization functions. Channel service units/data service units (“CSU/DSUs”) provide interconnection between the LAN and the WAN.

Service:	Repair, maintenance, installation and training.

Specific products that fall under each product grouping are discussed below:

Multiplexers:

Orion 5000.    The Orion 5000 multiplexer is designed for high-density, optical-friendly traffic aggregation. With direct interface to both TDM and SONET/SDH network architectures, the Orion 5000 is an ideal bridge in the migration to fiber-based transports. Able to house up to seven redundant programmable M13 multiplexers (aggregating up to 196 T1 lines or 147 E1 lines) in a compact two RU 23-inch chassis, the Orion 5000 is the densest M13 multiplexer on the market. The M13 multiplexer also has a programmable capability for either DS3 or STS-1 traffic. Taking T1/E1 traffic aggregation to the next evolutionary step, direct optical access is easy to install and operate with the Orion 5000’s OC3/STM-1 interface. The Orion 5000 consolidates up to three DS3s into an OC3/STM-1 connection.

TerraMux.    The TerraMux drop-and-insert multiplexing DSU is designed for businesses needing both voice and data services. By multiplexing two data ports and a voice port onto one full or fractional T1 or E1 line, TerraMux simplifies the network and reduces access costs. With its unique “LineLearn” capability that automatically discerns how many and what types of lines are connected to a device, TerraMux automatically configures the network and drop-and-insert ports and sets the speed of the primary data port to make network access simple and efficient. Management options include a built-in graphical test set, e-mail alerts for trouble-ticketing, web browser, Telnet access and simple network management protocol (“SNMP”). The TerraMux can be used to manage up to nine TerraUnos or TerraMuxes.

Orion 4000.    The Orion 4000 is a versatile broadband access multiplexer with network connections that range from T1 or E1 to T3. The Orion 4000 is designed to enable functionality to be added in a modular and cost-effective fashion. It is available in both 5-slot and 12-slot shelf configurations for both domestic and international markets. The Orion 4000 is distinctive in the role that it can play in providing an economical migration path from low to high bandwidth, thereby ensuring protection of a customer’s legacy equipment investment.

The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules provide transparent channels for applications such as LAN interconnection or video transmission. The T3Mux and T1Mux modules provide flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit, to act as a DS3 crossconnect, to combine T1 traffic from a digital private branch exchange (“PBX”) or to serve as a T1 multiplexer with inverse multiplexed data. The T3Clear single-density and double-density modules provide clear channel 45 Mbps transmission and are fully interoperable with the Access-T45.

Access-T45.    The Access-T45 is a single-port or dual-port 45 Mbps multiplexer that provides a clear channel T3 network interface. It is used for high-speed LAN inter-networking, for Internet access and backbones and for frame-relay access. The Access-T45 allocates bandwidth in increments of 3 Mbps, a function that has been used by SPs to control bandwidth assignment for their customers. The asymmetrical Access-T45 allows customers to subscribe to varying amounts of bandwidth for transmit and receive applications.

Access-T and Split-T Products.    The Access-T family is a series of T1/FT1 multiplexing CSU/DSUs. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/FT1 circuit. The Access-T 1500 is a shelf-based version of the Access-T that utilizes a hub and spoke architecture, allowing centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained by lack of space. The Split-T is a stand-alone T1/FT1 CSU/DSU. It has a front panel that incorporates a liquid crystal display user interface for local configuration and is primarily used for LAN interconnection and digital PBX traffic.

Orion 200/400/800.    The Orion 200/400/800 family is a set of advanced T1 and E1 access multiplexers that can accommodate from two to eight data ports and two network ports. Its primary application is LAN interconnection, often coupled with digital PBX traffic as well as videoconferencing. The Orion 200/400/800 family can operate in both T1 and E1 networks, and can also perform a conversion between T1 and E1 circuits.

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

The Mega-T/E is primarily used for transport for high-speed LAN Internetworking, as well as frame-relay network- access above T1 or E1 speeds and real-time compressed voice traffic.

Orion 2000.    The Orion 2000 ATM inverse multiplexer is designed to be used by SPs wishing to provide either native ATM services or ATM extensions at economical prices. It is compliant with the ATM Forum IMA specification and can interface directly with an OC3 or DS3 ATM user-to-network interface or network-to-network interface on any ATM device. The Orion 2000 offers ATM connectivity at speeds up to 12 Mbps (8 x T1) or up to 16 Mbps (8 x E1), with data packets having extremely low cell-delay variation, which is a requirement for delay-sensitive traffic such as video. The unit has ASCII terminal and SNMP interfaces that enable local or remote configuration, performance monitoring, alarm notification and diagnostic testing. In addition, an optional graphical user interface offers point-and-click monitoring and control.

Service-Delivery Platforms:

Larscom 3000.    The Larscom 3000 is a broadband subscriber management system designed specifically for regional and mid-tier Internet service providers (“ISPs”), competitive local exchange carriers (“CLECs”) and incumbent local exchange carriers (“ILECs”). The Larscom 3000 helps ISPs simplify the deployment and management of access services using DSL, cable and wireless technologies, primarily for connecting to the Internet. Advanced features such as the Larscom 3000’s unique automatic protocol recognition and configuration capabilities (“AutoProtocol”), as well as dynamic service selection give SPs flexibility in provisioning, selecting and accessing new services. The Larscom 3000 is fully manageable via SNMP or a command line interface.

Larscom 6000.    The Larscom 6000 is the first in a family of intelligent access devices, using the Frame-Relay Forum’s new standard for multilink frame relay (“MFR”) to provide inverse multiplexing benefits to frame-relay customers. With the addition of IP-forwarding functions, the Larscom 6000 removes the need for routers, allowing service providers to offer advanced services at the lowest total cost of operation. The Larscom 6000 also provides integrated service level agreement management without any additional hardware or monitoring/reporting systems, allowing customers to monitor performance statistics and to deliver them in a standardized format directly to a variety of core-management systems. Web-based device monitoring allows users to view the status of the Larscom 6000 from any web-enabled computer. The Larscom 6200 is a multi-service platform designed for carriers and enterprises worldwide needing connectivity at DS3/E3 speeds. The latest addition to the Larscom 6000 family of ATM, IP, and Frame-aware intelligent access products, the Larscom 6200 handles traffic with up to 45 megabits routing per second (DS3/E3 speeds) in a single ATM connection, allowing data throughput to be maximized. The Larscom 6200 supports IP filtering and encapsulation over ATM as well as IP transport over ATM.

Edge Series Products.    The Edge family of products consists of the EDGE 40, 65, 70 and 85, which were developed to fulfill SP needs for service-enabling intelligence at the edge of their networks. A single EDGE multi-service system installed in an office building, office park or other carrier point-of-presence can aggregate and concentrate Ethernet, Fast Ethernet, FDDI and Token Ring LAN traffic from multiple customers to a high-speed ATM link operating at speeds up to 155 Mbps. Each customer can have its own highly-secure, virtual network operating at the same native speed as their LAN-using closed user groups. With the EDGE product family, SPs can maximize service revenue from an ATM link and end users can subscribe to a number of tailored, flexible services including circuit emulation for voice applications.

CSU/DSU:

TerraUno.    The TerraUno T1/E1 DSU is a network-access device optimized for connecting routers, bridges and other high-speed devices to E1 or T1 public network services such as the Internet and frame relay. The TerraUno is easy to install with its plug-and-play LineLearn capability.

TerraBoss.    The TerraBoss has the same functionality as the TerraUno, plus extensive management features including SNMP, Telnet and web-browsing with e-mail alerts. The TerraBoss can be used to manage up to nine TerraUno systems.

Customers

Our primary customers are SPs, systems integrators, value-added resellers (“VARs”), federal, state and local government agencies and end-user corporations.

We believe that our relationship with large customers, particularly the SPs, will be critical to our future success. Our customers prefer to purchase the majority of their network access solutions from a single vendor, which might benefit us if we broaden and enhance our product line. In 2001, 2000 and 1999 SPs represented 51%, 54% and 57% respectively, of total revenues. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

	Year Ended December 31,
	2001	2000	1999
WorldCom Inc.	36%	28%	28%
AT&T	9%	11%	13%

None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and year-to-year. There can be no assurance that our current customers will continue to place orders with us, that orders from existing customers will continue at the levels of previous periods, or that we will be able to obtain orders from new customers. Loss of, or a material reduction in, orders by one or more of our major customers could have a material adverse effect on our business and operating results.

The entire telecommunications industry, including our customers, is experiencing a significant slowdown. This has materially affected our business levels.

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

Marketing and Sales

We sell our products in the U.S. primarily through our direct sales organization and to a lesser extent through VARs, systems integrators and distributors. Sales to large SPs will continue to be handled by our direct sales force. We continue to develop an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in our ability to forecast sales, potential reductions in customer satisfaction, loss of contact with users of our products and new methods of advertising and promoting the products, which will result in additional expenses. These, and other factors, could cause results of operations and our financial condition to be materially adversely affected.

We market our products internationally through our own direct sales force, non-exclusive international distributors and systems integrators. The United Kingdom team focuses on sales in Europe, the Middle East and Africa through direct sales to large SPs and support of our distributors for sales to smaller customers. We also have sales people located in Hong Kong, Singapore and Beijing to focus on the Asian market.

SPs require that products undergo extensive lab testing and field trials prior to their deployment in the network. Accordingly, we continually submit successive generations of our current products as well as new products to our customers for evaluation and approval. Additionally, sales to international SPs require products that meet country-specific certification standards for safety, emissions and network connectivity. The length of the various approval processes is affected by a number of factors, including the complexity of the product involved, the priorities and budgetary constraints of customers and regulatory issues.

Customer Service and Support

Our products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The warranty period for most of our products is three years. We have service contracts with most of our major customers, and provide rapid-response service via arrangements with our service partner worldwide, NextiraOne Solutions. These contracts typically establish response time and level of service commitments, with penalties for non-performance. We maintain a 24-hour, 7-day a week technical assistance support center, and provide rapid response with contracted response times, plus a wide range of repair programs. We also provide technical applications assistance, as well as customer and distributor product maintenance, installation services and training.

Research and Development

We believe that our future success depends on our ability to achieve technological leadership through timely enhancements of existing products and development of new products that meet customer needs. Our continued commitment to research and development, particularly related to emerging technologies, will be required for us to remain competitive.

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

The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. Expertise is required in the general areas of telephony, data networking and network management, as well as specific technologies such as DSL, ATM, synchronous optical network (“SONET”) and synchronous digital hierarchy (“SDH”). Further, the telecommunications industry is characterized by the need to design products that meet industry standards for safety, virus immunity, emissions and network connection. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by SPs. As a result, there is a potential for delays in product development due to the need to comply with new or modified standards. The introduction of new and enhanced products also requires that we manage the transitions from older products so as to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market place.

Manufacturing and Quality Assurance

Our manufacturing operations consist of materials procurement, third-party assembly of printed circuit boards and chassis assemblies, product testing and inspection and system configuration for shipment. We have contracted with two primary local sources for our printed circuit board manufacturing and have been able to implement quality control systems through the entire manufacturing process, including statistically monitored process control programs. We utilize traditional procurement methods with our suppliers, using standard purchase orders and blanket orders for scheduling and commitments. Most purchase-order payment terms are standard with payment due in 30 days, with some orders negotiated to net 45 days payment terms. We use automated functional product testing to remain flexible to customers’ needs while maintaining control of the quality of the manufacturing process.

Turnkey-based manufacturing is utilized primarily for our higher-volume, repetitive production assemblies. In turnkey manufacturing, unlike manufacturing on consignment, the contract manufacturer is responsible for procuring the components utilized in the manufacturing process. This approach transfers some of the economic risks of material cost fluctuation, excess inventory, scrap, inventory obsolescence and working capital management to the vendor. Our Orion 5000 is manufactured for us by a third party on an OEM basis. Consigned kits may be utilized on lower-volume assemblies. We are, in most cases, required to commit to purchase certain volumes within various time frames. Although we believe that the benefits of turnkey manufacturing outweigh the risks, it is possible that our dependence on turnkey manufacturing will impact our ability to alter the manufacturing schedule rapidly enough to satisfy changes in customer demand, especially in an environment of increasing component lead times. We continue to perform final assembly and testing of non-turnkey finished products.

On-time delivery of our products is dependent upon the availability of components used in our products. We purchase parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement-sourcing program. We attempt to manage risks by developing alternate sources and by maintaining long-term relationships with our suppliers. We acquire certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into our products. To date, we have been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. A substantial portion of our shipments in any fiscal period relates to orders received in that period. In addition, a significant percentage of our orders are shipped within three business days of receiving the order. To meet this demand, we maintain a supply of finished goods inventories at our manufacturing facility and a safety stock of critical components at a supplier’s stocking location. There can be no assurance that interruptions or delays in supplies of key components will not occur. Any interruptions or delays in supplies of key components could have a material adverse effect on our business and operating results.

We have achieved and maintained ISO 9001 quality certification and employ a comprehensive quality control program. However, complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Despite testing by our customers and us, there can be no assurance that existing or future products will not contain undetected errors or failures when first introduced or as new versions are released. We provide a three-year warranty for most of our products.

Competition

The markets for our products are intensely competitive and we expect competition to intensify in the future. Our products compete primarily with Quick Eagle Networks, Verilink, Kentrox, Cisco Systems, Alcatel,

ADTRAN, RAD and Paradyne. We compete to a lesser extent with other telecommunications equipment companies. We believe that our ability to compete successfully depends upon a number of factors, including timely development of new products and features, product quality and performance, price, announcements by competitors, product line breadth, experienced sales, marketing and service organizations and evolving industry standards. Certain competitors have more broadly developed distribution channels and have made greater advances than we have in certain emerging technologies. Cisco Systems and Alcatel are two of the largest telecommunications equipment companies in the world. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

Our business is being materially adversely affected by the integration of CSU/DSU and inverse multiplexing functionality into switches and routers. New technologies could displace some parts of the T1/E1 CSU/DSU product line. For example, symmetrical and high bit rate digital subscriber line (“SDSL” and “HDSL”) are subscriber loop technologies that enable service providers to deploy high-bandwidth services that could replace more traditional T1/FT1 services, upon which most of our products are based.

Proprietary Rights

The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We have been issued only one U.S. patent to date. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by competitors of ours that could relate to our products. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In our distribution agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have a material adverse effect on our business and operating results.

The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights as effectively as the laws of the U. S., thus making the possibility of misappropriation of our technology and products more likely.

Employees

As of December 31, 2001, we had 120 full-time employees compared to 202 full-time employees on December 31, 2000. We have never experienced any work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Management

The executive officers of Larscom Incorporated are as follows:

Name	Age	Position
Daniel L. Scharre	51	President, Chief Executive Officer and Director
Stephen A. Gartner	50	Vice President, Domestic Sales
Gurdip Jande	40	Vice President, Marketing
Donald W. Morgan	56	Vice President, Finance and Chief Financial Officer
Amin Pessah	53	Vice President, International Sales

Daniel L. Scharre has served as president, chief executive officer and a member of the Board since November 2001. Prior to joining Larscom, Mr. Scharre served as chairman, president and chief executive officer of Adaptive Broadband Corp., a provider of high-speed, wireless last-mile access equipment. Prior to his four-year tenure at Adaptive Broadband, Mr. Scharre held executive positions at ComStream Inc., Ilex Systems, and Loral Western Development Labs, all providers of digital telecommunications equipment and systems. Mr. Scharre holds a BS in physics from the California Institute of Technology, a Ph.D. in physics from the University of California, Berkeley, and an MBA from Santa Clara University. He previously served on the faculty at Stanford University.

Stephen A. Gartner has served as vice president, domestic sales since March 2001. Prior to that Mr. Gartner was the major accounts manager at Wide Area Management Services from October 2000 to February 2001. Previously he served at Larscom as vice president domestic sales from October 1999 to September 2000, vice president, worldwide sales, from January 1998 to September 1999 and as western area sales director from November 1995 until December 1997. Prior to that Mr. Gartner served in sales and marketing management positions at Ascom-Timeplex, Racal-Datacom and Racal-Vadic. Mr. Gartner earned a BS degree in aerospace engineering from California State University, Pomona.

Gurdip Jande joined Larscom as vice president of marketing in February 2002. Prior to joining Larscom, Mr. Jande served as vice president, corporate strategic business development from January 2001 to December 2001, vice president marketing, emerging service providers from October 1999 to December 1999, vice president market development from March 1998 to September 1999, and as director business development from January 1997 to February 1998 for Nortel Networks. Mr. Jande earned a BS in electrical engineering from the University of Ottawa, Canada, and an MBA from the University of Miami.

Donald W. Morgan has served as vice president of finance and chief financial officer of Larscom since October 1999. Prior to joining Larscom, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms from December 1997 to September 1998. He served as vice president of finance and administration for Inrange Technologies Corporation from July 1991 to November 1997. Prior to that, Mr. Morgan served in a number of senior financial positions with UNISYS Corporation. Mr. Morgan earned a BS degree in business administration from Northeastern University and an MS degree in finance from the University of Illinois.

Amin Pessah has served as vice president, international sales since January 2000. Previously he served as vice president and general manager, Digital Access Group from January 1998 to December 1999 and in several senior sales management positions from October 1988 until December 1997. Prior to that Mr. Pessah served in senior sales and sales management positions at Memotec, General DataComm, Timeplex and Memorex. Mr. Pessah earned a BS degree in electrical engineering and computer sciences from the University of California, Berkeley.

There is no family relationship among any directors or executive officers of Larscom Incorporated.

Item 2.     Properties

We currently lease a 119,000 square foot facility located in Milpitas, California and a 27,000 square-foot facility in Durham, North Carolina. At the Milpitas facility, 45,000 square feet are sublet and at the Durham, North Carolina facility, the entire 27,000 square-foot facility was sublet effective February 15, 2002. All of our manufacturing, sales, administration, customer service, marketing, and research and development are performed at our Milpitas facility. We also occupy various small offices throughout the U.S. for sales activities, one office in the United Kingdom for sales activities in Europe and offices in Hong Kong, Beijing and Singapore for sales activities in Asia. We believe that our existing facilities are adequate for our current needs.

Item 3.     Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

The following table sets forth the high and low bid prices for our Class A Common Stock as reported on the Nasdaq National Market from January 1, 2000 through December 31, 2001. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	2001		2000
		Bid Prices
	High	Low	High	Low
First quarter	$7.4375	$2.0312	$11.5000	$5.5000
Second quarter	$2.9600	$1.9000	$7.8438	$4.0600
Third quarter	$2.0400	$0.8100	$10.1250	$4.5000
Fourth quarter	$1.5000	$0.9200	$8.2656	$1.9062

As of February 28, 2002, there were 49 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We had an estimated 2,729 beneficial holders of our Class A Common Stock, held in street names, as of February 28, 2002.

We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Product revenues	$36,150	$49,136	$48,274	$69,019	$73,221
Service revenues	5,721	5,528	4,565	3,714	2,734

Total revenues	41,871	54,664	52,839	72,733	75,955

Product cost of revenues	23,419	23,519	24,298	39,218	31,533
Service cost of revenues	1,432	2,423	2,125	1,699	1,185

Total cost of revenues	24,851	25,942	26,423	40,917	32,718
Gross profit	17,020	28,722	26,416	31,816	43,237

Operating expenses:
Research and development	6,779	9,900	8,049	11,463	9,943
Selling, general and administrative	20,680	24,116	21,570	25,833	21,145
Restructuring	5,772	—	—	1,214	—
Other nonrecurring charges	—	—	—	7,915	—
In-process research and development	—	—	—	—	20,120

Total operating expenses	33,231	34,016	29,619	46,425	51,208

Loss from operations	(16,211)	(5,294)	(3,203)	(14,609)	(7,971)
Other income, net	1,198	1,760	1,247	2,085	1,726

Loss before income taxes	(15,013)	(3,534)	(1,956)	(12,524)	(6,245)
Income tax provision (benefit)	15,866	(1,035)	(684)	(5,436)	(2,486)

Net Loss	$(30,879)	$(2,499)	$(1,272)	$(7,088)	$(3,759)

Basic and diluted loss per share	$(1.64)	$(0.13)	$(0.07)	$(0.39)	$(0.21)

Basic and diluted weighted average shares	18,809	18,591	18,333	18,216	18,078

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$21,803	$37,395	$38,647	$37,140	$33,911
Total assets	34,173	66,320	66,862	68,103	87,910
Total stockholders’ equity	22,776	53,042	54,795	55,851	62,227

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Generally, our business is suffering due to the slowdown in the telecommunications equipment business. To respond to the business slowdown, we significantly downsized and restructured our business operations during 2001. As a result, we recognized employee termination costs, North Carolina real estate lease reserves, inventory write-downs, reserves for the impairment of prepaid royalties and other restructuring charges for a total of $9,574,000. We also took a 100% reserve against the net operating loss carry-forward and other deferred tax assets on our balance sheet, totaling $21,341,000 as of December 31, 2001.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2001	2000	1999
Product revenues	86%	90%	91%
Service revenues	14	10	9

Total revenues.	100	100	100

Product cost of revenues	56	43	46
Service cost of revenues	3	4	4

Total cost of revenues	59	47	50

Gross profit	41	53	50

Operating expenses:
Research and development	16	18	15
Selling, general and administrative	49	44	41
Restructuring	14	—	—

Total operating expenses	79	62	56

Loss from operations	(38)	(9)	(6)
Other income, net	3	3	2

Loss before income taxes	(35)	(6)	(4)
Income tax provision (benefit)	39	(2)	(2)

Net Loss	(74)%	(4)%	(2)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Our consolidated revenues of $41,871,000 for the year ended December 31, 2001 were 23% lower than 2000’s annual revenues of $54,664,000. The primary reason was the industry-wide slowdown, which has continued into the first months of 2002. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year with a combined revenue reduction of $11,495,000. In fact, though, the most dramatic effect of the slowdown was the failure of some of our newer products, such as the service-delivery platforms, to grow as we hoped.

By channel of distribution, the bulk of the revenue reduction for 2001 versus the comparable period of 2000 was attributable to lower direct sales to SPs and domestic distributors. Shipments to international locations represented 16% of total revenues during 2001 compared to 14% of total revenues during 2000. Also, on a twelve-month comparative basis, 2001 international revenues were only 6% less than 2000 international revenues.

The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 45% of the total revenues for 2001 versus 39% for 2000. Sales to these two customers were down in absolute dollars.

Gross Profit.    As a percentage of revenues, gross profit for 2001 dropped by 12 percentage points to 41%, as compared to 53% for the same period of 2000. The percentage point decline in gross profits for 2001, as compared to 2000, was largely related to asset impairment charges, excess and obsolete inventory write-downs, higher manufacturing costs for the Larscom 5000 M13 multiplexer product, and the impact of lower sales volume on overhead per unit cost.

Research and Development.    Research and development expenses totaled $6,779,000 for 2001, which was $3,121,000 or 32% below 2000’s spending of $9,900,000. The reduction was mainly due to lower staffing levels, lower software expenses and a decline in material cost. The June 2001 restructuring program and the October 2001 reduction in force were the primary reasons for the lower staffing levels in research and development. We had 29 research and development employees at the end of the year compared to 54 at the end of 2000.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 14% to $20,680,000 during 2001, as compared to $24,116,000 for the same period of 2000. The lower spending was due primarily to reductions in staff levels, travel, commission expense, advertising expense and tax and license expense associated with the 2001 restructuring program and reduction in force. We expect to report lower selling, general and administrative expenses for 2002 as compared to 2001 due to the effects of the June 2001 restructuring program and the October 2001 reduction in force.

Selling, general and administrative expenses include contractual charges from Axel Johnson for legal, accounting, tax, treasury, human resources and administrative services of $465,000 for 2001, as compared to $452,000 for 2000.

Restructuring.    On June 22, 2001, we announced a corporate restructuring program in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. This initiative was designed to focus our business on improving operating performance by reducing expenses. The restructuring program included a workforce reduction of approximately 25% (53 people), the closing of our facility in North Carolina and a write-down of fixed assets largely due to the workforce reduction and facility closing. The effect of implementing this program was a one-time charge to results in the second quarter of $4,761,000, consisting of: $2,293,000 for employee termination costs, $2,080,000 for the closing of our facility in North Carolina and $388,000 for a fixed asset write-down. The facility in North Carolina was sublet in 2002 (see Notes to Financial Statements, Note 11).

On October 18, 2001, due to the continued decline in the telecommunications business and the difficult economic environment, we announced a reduction in force of approximately 17% (35 people) to align our expenses with our anticipated revenue levels. This resulted in an additional charge to operations in the fourth quarter of 2001 totaling $1,011,000, mainly for employee termination costs.

Interest and Other Income.    Interest and other income amounted to $1,198,000 for 2001 as compared to $1,760,000 for 2000. Interest income, which is the major component of Interest and Other Income, was $1,243,000 for 2001, versus $1,843,000 for 2000. The lower interest income for the year was primarily attributed to lower interest rates as well as lower cash and short-term investment balances. Average cash and short-term balances declined by 15% to $24,357,000 from $28,723,000. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better.

Provision for Income Taxes.    In 2001, as our business continued to fail to achieve profitability, we recorded a non-cash charge of $15,981,000 to provide a full-valuation allowance against our deferred tax assets in compliance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 requires the establishment of a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. We will continue to review whether a valuation allowance is warranted.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues.    Revenues of $54,664,000 for 2000 represented a 3% gain over 1999’s revenues of $52,839,000. Sales of the Orion 2000, which is designed for ATM inverse multiplexing, were a major contributor to the revenue growth over the previous year as market demand for fractional T3 applications continued to expand. Partially offsetting this increase were revenue declines in the Multiplexer, Service-Delivery Platforms and CSU/DSU product groups.

The revenue improvement for 2000 versus 1999 came from our domestic distributor channels, direct sales to SPs and shipments to international markets. Shipments to international locations represented 14% of total revenues during 2000 and were 3% greater than in 1999.

Gross Profit.    As a percentage of revenues, gross profit for 2000 was 53% versus 50% in 1999. The improvement in gross profit margin from 1999 was primarily the result of lower expenses related to excess and obsolete inventory, improved manufacturing variances and lower warranty-related costs.

Research and Development.    Research and development expenses grew by 23% to $9,900,000 in 2000, from $8,049,000 in 1999. Higher R&D spending was mainly due to increased headcount, higher average pay per employee, and an increase in recruiting and relocation costs. The additional spending reflected our strategic initiative to grow the business through investment in new product development, particularly related to intelligent access products and emerging technologies.

Selling, General and Administrative.    Selling, general and administrative expenses increased 12% to $24,116,000 during 2000, as compared to $21,570,000 in the same period of 1999. The incremental spending was due primarily to our investment in our international sales force, additional sales commissions from higher sales volume, recruiting costs and outside services and consulting fees. Selling, general and administrative expenses include charges from our majority stockholder, Axel Johnson Inc., for legal, accounting, tax, treasury, human resources and administrative services. Charges for these services were $452,000 for 2000 versus $438,000 in 1999.

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

Liquidity and Capital Resources

Operating activities used cash of $5,847,000 in 2001, primarily due to our net loss.

Capital expenditures for the year were $1,238,000. These expenditures consisted principally of the purchase of computers, software and test equipment.

We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson (the “Credit Agreement”). The Credit Agreement expires in December 2003. This agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we and Axel Johnson have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities.

At December 31, 2001, we had cash and cash equivalents of $9,789,000 and short-term investments of $11,216,000. However, the Company has incurred operating losses in 2001, 2000 and 1999 and has an accumulated deficit of $60,621,000 as of December 31, 2001. Also, the Company has experienced negative cash flow from operations for the years of 2001 and 2000. Cash and short-term investments declined from $27,979,000 at December 31, 2000 to $21,005,000 at December 31, 2001.

We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the end of 2002. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we would not be able to obtain adequate capital on terms acceptable to us, or at all.

The effects of inflation on our revenues and operating income have not been material to date.

Related Party Transactions

As of December 31, 2001, Axel Johnson owned 53% of Class A and B Common Stock of Larscom and controlled 82% of the voting interest. Related party transactions with Axel Johnson disclosed in the consolidated financial statements are as follows:

Administrative Services

Axel Johnson provides certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounting to $465,000, $452,000 and $438,000 in 2001, 2000 and 1999, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

Credit Agreement

We and Axel Johnson entered into a Credit Agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility to us in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2003. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three-month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, we are required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. As of December 31, 2001, $15,000,000 was available, and during 2001, 2000 and 1999, no borrowings were made under the Credit Agreement.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, restructuring and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; investment and accounts receivable risk; management estimates and assumptions; and deferred tax assets.

Revenue Recognition

Revenue from product sales is generally recognized when products are shipped to our customers. However, some of our distributors, who maintain significant inventories of our products, have a right to return products that remain unsold. In the case where the distributor has a right to return products, we do not recognize revenue until the distributor notifies us that the products have been shipped to the end user. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer. If we believe that collection is not probable at the time of shipment, we elect to defer the revenue until the cash is collected.

Investment and Accounts Receivable Risk

We invest cash in excess of our daily needs in financial instruments issued by banks, government agencies or large corporations. Our policy is to invest these funds in financial instruments that are rated by Standard and Poors (or other rating agency equivalents) as A- or better in the case of general debt instruments or A-1 in the case of commercial paper. We may not invest more than 5 million dollars or 20% of the total investment in any one institution, nor may we invest in financial instruments that mature in more than 1 year. While we believe, in our judgment, these policies are protective of the Company’s funds; a default of any one institution would lead to our incurring a significant loss of cash and profits.

Our accounts receivable are largely from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. To date, we have not experienced any material losses. Receivables from the two largest customers (WorldCom and AT&T) represented 49% and 45% of net accounts receivable at December 31, 2001 and 2000, respectively.

Inventories

Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months.

Restructuring Reserves

Restructuring reserves are based on salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by the Company and for contractual payments we expect to continue to make for property no longer in use.

Warranty

We provide a three-year warranty for most of our products. We provide for the estimated cost of warranty at the time we record revenue for a product based on our historical costs, which includes material, labor and overhead. While we believe that our reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, especially for those estimates related to products that have been recently introduced.

Sales Return Allowance

We provide a sales return allowance for possible customer returns, based on historical information that may be due to changes in customer circumstances or a misjudgment of either party in assessing the customer’s needs.

Income Taxes

Deferred tax assets and liabilities are recognized for the temporary timing differences between the tax bases of assets and liabilities and the amounts reported in financial statements. A valuation allowance is provided against deferred tax assets if, in management’s judgment, it is more likely than not that the potential future benefits of these assets will not be realized.

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in or exercise in the future, as a result of a single exchange transaction. Sale incentives that fall under the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date of Issue No. 00-14, dictating that a company should apply this consensus practice no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets and services received from the reseller and, therefore, should be included as a cost or expense in the vendor’s statement of operations. Upon application of these EITF’s, financial statements for the prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14 and No. 00-25, and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Product or Services to be Delivered in the Future.” We are currently assessing the impact of the adoption of these issues on our financial statements.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB

Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have a material impact on our consolidated financial statements.

In July 2001, the FASB issued Statement No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, “Business Combinations.” The provisions of SFAS 141 were required to be adopted July 1, 2001. The most significant changes made by SFAS 141 were: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, “Intangible Assets.” The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first-quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

We adopted SFAS 141 effective July 1, 2001, which will result in our accounting for any business combination consummated on or after that date under the purchase method of accounting. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations. We adopted SFAS 142 effective January 1, 2002 and, at that date, we did not have any goodwill remaining on our books.

Certain Factors Affecting Future Operating Results

Our entire industry is in an extended downturn.    We expect it to be difficult to succeed while our customers and the rest of our industry struggle.
We believe that our relationships with a few large customers will be critical to our future success.    A small number of customers have accounted for a majority of our revenues in each of the past several years. During 2001, 2000 and 1999, two customers, WorldCom, Inc. and its subsidiaries and AT&T, together accounted for 45%, 39% and 41% of our revenues, respectively. If either of these customers significantly change their buying patterns with us, either positively or negatively, it would have a material impact on our results.
Our prospects for growth depend on recently-introduced products, products under development and products licensed from others.    We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products, products that may be introduced in the future and products that we license from others. These include, for example, the Larscom 6000, the Orion 5000 and the Larscom 3000, which have only recently been introduced, and our proposed future “intelligent access” products. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn has caused sales of new products, such as ours, to be well below expectations. In addition, we have licensed the software for the Larscom 3000 and are reselling the Orion 5000 under an OEM agreement. Our dependence on others for these products increases the risk that we cannot control the future direction of these products or that products will not be available to us at all. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

We conducted two rounds of restructuring/layoffs in 2001.    Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people). Overall, our workforce was reduced from 208 before the first round of layoffs to 120 after the second round of layoffs. 33% (29 people) of the net reduction in employees was from engineering personnel. Although the restructuring actions taken will lower our expense base in the future, we expect losses to continue into 2002. In addition, our June 2001 and October 2001 workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

Rapid technological change could hurt our ability to compete.    The telecommunications equipment industry is characterized by rapidly-changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. Generally, the products we have planned and introduced in recent years have not met our sales expectations.

The absence of long-term backlog makes us vulnerable in periods of weak demand. None of our customers is contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and from year-to-year. Our current customers might not continue to place orders with us, orders from existing customers might not continue at the levels of previous periods and we might not be able to obtain orders from new customers. Recently, there has been a reduction of equipment demand throughout the telecommunications industry. Because of our limited backlog, this tends to have an immediate negative effect on our operations, which we cannot fully offset on a timely basis by implementing reductions in expenses.

Various factors cause fluctuations in our quarterly operating results.    Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend on orders received from and product shipments to a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequent ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

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

Gross profits will not attain earlier levels.    We do not expect our gross profit percentage to reach the levels achieved before 1998, primarily because of increased competition, even if our sales were to return to 1998 levels. In addition, we have developed an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

We depend heavily on component availability and key suppliers.    On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from numerous single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products without incurring substantial additional costs, there can be no assurance that we would be able to do so, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have a material adverse effect on our business and operating results. We generally do not have any long-term contracts with our suppliers. It is possible that our suppliers will not continue to be able and willing to meet our future requirements. As noted previously, our Orion 5000 is manufactured for us by another company on an OEM basis. This kind of risk applies even more directly to this product.

Our business could be materially and adversely affected by the integration and functionality of switches and routers.    New technologies are displacing some parts of the T1/E1 CSU/DSU product lines, the Inverse Mutiplexer product lines and the Mutiplexer product lines. For example, SDSL and HDSL are subscriber loop technologies that enable service providers to deploy high bandwidth services that replace more traditional T1/FT1 services, upon which most of our products are based.

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

We are trying to enter more international markets, which results in operational difficulties and risks.    Sales outside the U.S. approximated 16% of our revenues for 2001. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

We have developed an indirect distribution channel for sales to domestic customers.    This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large SPs continue to be handled by our direct sales force. As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, management’s inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and new methods of advertising and promoting products that will result in additional expenses.

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

We may not be able to protect our intellectual property and proprietary information.    We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We have been issued only one U.S. patent to date. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

At December 31, 2001, our investment portfolio included fixed-income securities, of the quality described above, with a fair market value of approximately $11,278,000. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10% decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short in duration, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% reduction in interest rates on our investments occurred on January 1, 2002 and remained in effect throughout 2002, our interest income and our cash flow would be reduced by approximately $19,000 in 2002. We do not hold any long-term fixed instruments.

Foreign Currency Exchange Rate Risk.    Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our sales and marketing expenses are incurred in local currencies, principally the British Pound. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10% change in exchange rate for the British Pound or any other foreign currency would not be material to us.

Item 8.     Financial Statements and Supplementary Data

LARSCOM INCORPORATED

Financial Statement Schedules:

All schedules, with the exception of Schedule II Valuation and Qualifying Accounts (see Part IV Item 14), are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Accountants

To the board of directors and stockholders of Larscom Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Larscom Incorporated management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2002, except for
Note 11, as to which the date is March 15, 2002

LARSCOM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents .	$9,789	$7,741
Short-term investments .	11,216	20,238
Accounts receivable, net .	4,227	7,044
Inventories .	3,575	6,816
Deferred tax assets.	—	4,040
Income taxes receivable	59	192
Due from Axel Johnson .	574	71
Prepaid expenses and other current assets	1,598	4,083

Total current assets .	31,038	50,225
Property and equipment, net .	3,135	4,111
Deferred tax assets .	—	11,750
Other non-current assets, net .	—	234

Total assets .	$34,173	$66,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable .	$2,115	$4,482
Accrued expenses and other current liabilities .	7,120	8,348

Total current liabilities .	9,235	12,830
Other non-current liabilities .	2,162	448

Total liabilities .	11,397	13,278

Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding .	—	—
Class A Common Stock, $0.01 par value; 100,000 shares authorized; 8,833 shares and 8,716 shares issued and outstanding for 2001 and 2000, respectively .	88	87
Class B Common Stock, $0.01 par value; 11,900 shares authorized; 10,000 issued and outstanding	100	100
Additional paid-in capital .	83,210	82,598
Accumulated other comprehensive loss .	(1)	(1)
Accumulated deficit .	(60,621)	(29,742)

Total stockholders’ equity .	22,776	53,042

Total liabilities and stockholders’ equity .	$34,173	$66,320

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
	Years Ended December 31,
	2001	2000	1999
Product revenues	$36,150	$49,136	$48,274
Service revenues	5,721	5,528	4,565

Total revenues	41,871	54,664	52,839

Product cost of revenues	23,419	23,519	24,298
Service cost of revenues	1,432	2,423	2,125

Total cost of revenues	24,851	25,942	26,423

Gross profit	17,020	28,722	26,416

Operating expenses:
Research and development	6,779	9,900	8,049
Selling, general and administrative	20,680	24,116	21,570
Restructuring	5,772	—	—

Total operating expenses	33,231	34,016	29,619

Loss from operations	(16,211)	(5,294)	(3,203)
Interest and other income	1,198	1,760	1,247

Loss before income taxes	(15,013)	(3,534)	(1,956)
Income tax provision (benefit)	15,866	(1,035)	(684)

Net loss	$(30,879)	$(2,499)	$(1,272)

Basic and diluted net loss per share	$(1.64)	$(0.13)	$(0.07)
Basic and diluted weighted average shares	18,809	18,591	18,333

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(30,879)	$(2,499)	$(1,272)
Adjustments to reconcile net loss to net
cash provided by (used in) operations:
Depreciation & amortization	2,067	2,404	3,199
Non-cash restructuring and cost of revenue charges .	2,279	—	—
Deferred income taxes .	15,790	(410)	713
Allowance for doubtful accounts .	227	75	(208)
Other noncash items .	(147)	(70)	338
Changes in assets and liabilities:
Accounts receivable .	2,590	651	(22)
Inventories .	3,241	(995)	2,792
Income taxes receivable .	133	1,558	758
Prepaid expenses and other assets .	574	(2,459)	129
Accounts payable .	(2,368)	1,019	(241)
Accrued expenses and other current liabilities	(1,239)	682	97
Liabilities long-term	1,885	(58)	(194)

Net cash (used in) provided by operating activities .	(5,847)	(102)	6,089

Cash flows from investing activities:
Purchases of short-term investments .	(19,112)	(27,338)	(32,116)
Sales and maturities of short-term investments .	28,135	29,299	23,819
Purchase of property and equipment .	(1,238)	(1,527)	(1,066)

Net cash provided by (used in) investing activities .	7,785	434	(9,363)

Cash flows from financing activities:
Net proceeds from sales of Class A Common Stock	612	741	224
Repayments to Axel Johnson .	(502)	(341)	(206)

Net cash provided by financing activities .	110	400	18

Increase (decrease) in cash and cash equivalents .	2,048	732	(3,256)
Cash and cash equivalents at beginning of year .	7,741	7,009	10,265

Cash and cash equivalents at end of year .	$9,789	$7,741	$7,009

Supplemental disclosure of cash flow information:
Interest paid .	$3	$4	$8

Income taxes paid .	$71	$72	$144

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stock- holders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	8,266	$83	10,000	$100	$81,637	$2	$(25,971)	$55,851
Comprehensive income (loss):
Net loss .	—	—	—	—	—	—	(1,272)	(1,272)	$(1,272)
Foreign currency translation
adjustment	—	—	—	—	—	(8)	—	(8)	(8)

Comprehensive loss									$(1,280)

Issuance under stock plans	113	1	—	—	223	—	—	224

Balance at December 31,1999	8,379	84	10,000	100	81,860	(6)	(27,243)	54,795
Comprehensive income (loss):
Net loss .	—	—	—	—	—	—	(2,499)	(2,499)	$(2,499)
Foreign currency translation
adjustment	—	—	—	—	—	5	—	5	5

Comprehensive loss									$(2,494)

Issuance under stock plans	337	3	—	—	738	—	—	741

Balance at December 31, 2000	8,716	$87	10,000	$100	$82,598	$(1)	$(29,742)	$53,042
Comprehensive income (loss):
Net loss .	—	—	—	—	—	—	(30,879)	(30,879)	$(30,879)

Comprehensive loss									$(30,879)

Issuance under stock plans	117	1	—	—	612	—	—	613

Balance at December 31, 2001	8,833	$88	10,000	$100	$83,210	$(1)	$(60,621)	$22,776

The accompanying notes are an integral part of these financial statements

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Larscom Incorporated, a majority-owned subsidiary of Axel Johnson, develops, manufactures and markets a broad range of high-speed, internetworking products for SPs, ISPs and corporate users. We operate in one industry segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Larscom Incorporated and our wholly-owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

Concentrations of Credit Risk and Customer Concentration

Financial instruments, which subject us to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. Our accounts receivable are derived from sales to customers primarily in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses, and to date have not experienced any material losses. Receivables from the two largest customers represented 49% and 45% of net accounts receivable at December 31, 2001 and 2000, respectively.

The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

	Years Ended December 31,
	2001	2000	1999
WorldCom Inc.	36%	28%	28%
AT&T.	9%	11%	13%

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with maturities of ninety days or less. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of those investments and the financial stability of the issuers.

We participate in Axel Johnson’s centralized cash management system. In general, all of our cash receipt and disbursement transactions are processed through the Axel Johnson centralized cash management system.

Short-term Investments

We account for our short-term investments by determining the appropriate classification of our investments in debt and equity securities at the time of purchase based on maturity and re-evaluate such determination at each

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies—
(Continued)

balance sheet date. All of the securities we owned at December 31, 2001 and 2000 consisted of fixed and variable rate commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better. These securities have contractual maturity dates of less than one year and have been classified as available-for-sale. The fair value of our short-term investments approximates their carrying value due to the short maturity of those investments. The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of standard cost or market. Standard cost approximates actual average cost.

Prepaid Royalties

The net book value of prepaid royalties (which are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet) was $175,000 and $2,125,000 at December 31, 2001 and 2000, respectively. Prepaid royalties are amortized over the anticipated useful life of the technology or the royalty period, whichever one is shorter. In the second quarter of 2001, due to changes in the level of projected sales of a particular product line, we provided reserves of $1,911,000 for the impaired prepaid royalties.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the results of the current operations. Costs of repairs and maintenance are expensed as incurred.

Intangible Assets

Goodwill resulting from the NetEdge acquisition is amortized over its estimated useful life. At each balance sheet date, an evaluation is performed by management to ascertain whether intangible assets have been impaired by comparing carrying value with the estimated future non-discounted cash flows. We record impairment of the carrying value, if any, based on the estimated future value of the discounted cash flows. The goodwill resulting from the acquisition of NetEdge was fully amortized as of December 31, 2001.

Warranty

We provide a three-year warranty for most of our products. A provision for the estimated cost of warranty, which is based on our historical costs and includes material, labor and overhead, is recorded at the time revenue is recognized. While we believe that our reserves for estimated future warranty costs are adequate, there are

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies—
(Continued)

inherent risks associated with these estimates, particularly for those estimates related to products that have been recently introduced.

Revenue Recognition

Revenue from product sales is generally recognized upon shipment of the product. We do not recognize revenue to distributors when a right of return exists until we are notified by the distributor that the products have been shipped to the end user. Service revenue is recognized over the contractual period or as services are rendered and accepted by the customer.

Research and Development

Research and development costs are charged to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is provided against deferred tax assets if it is more likely than not that they will not be realized. Our provision for income taxes is calculated on a separate-return basis.

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

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net loss	$(30,879)	$(2,499)	$(1,272)
Weighted average Class A and B Common Stock outstanding	18,809	18,591	18,333
Basic and diluted loss per share	$(1.64)	$(0.13)	$(0.07)

Outstanding stock options are not included in diluted loss per share because their effect would have been antidilutive. These stock options could be dilutive in the future. See Note 8 for details of options issued.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we are continuing to measure compensation costs for stock-based compensation

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies—
(Continued)

plans using the intrinsic value method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method, as required by SFAS 123, are presented in Note 8.

Fair Value of Financial Instruments

For all financial instruments, including short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities, the carrying value is considered to approximate fair value due to the relatively short-term maturities of the respective instruments.

Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders’ equity. If the functional currency is the United States (U.S.) dollar, resulting conversion adjustments are included in the results of operations.

Recent Accounting Pronouncements

In May 2000, the EITF issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in or exercise in the future, as a result of a single exchange transaction. Sale incentives that fall under the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date of Issue No. 00-14, dictating that a company should apply this consensus practice no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets and services received from the reseller and, therefore, should be included as a cost or expense in the vendor’s statement of operations. Upon application of these EITF’s, financial statements for the prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14 and No. 00-25, and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” We are currently assessing the impact of the adoption of these issues on our financial statements.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies—
(Continued)

Lived Assets and Long-Lived Assets to be Disposed of” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have a material impact on our consolidated financial statements.

In July 2001, FASB issued Statement No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, “Business Combinations.” The provisions of SFAS 141 were required to be adopted July 1, 2001. The most significant changes made by SFAS 141 were: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, “Intangible Assets.” The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first-quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

We adopted SFAS 141 effective July 1, 2001, which will result in our accounting for any business combination consummated on or after that date under the purchase method of accounting. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations. We adopted SFAS 142 effective January 1, 2002 and, at that date, we did not have any goodwill remaining on our books.

Note 2—Liquidity and Capital Resources

We have a revolving line of credit of $15,000,000 under our Credit Agreement with Axel Johnson. The Credit Agreement expires in December 2003. This agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date, we have not found it necessary to use this line of credit.

At December 31, 2001, we had cash and cash equivalents of $9,789,000 and short-term investments of $11,216,000. However, the Company has incurred operating losses in 2001, 2000 and 1999 and has an accumulated deficit of $60,621,000 as of December 31, 2001. Also, the Company has experienced negative cash flow from operations for the years of 2001 and 2000. Cash and short-term investments declined from $27,979,000 at December 31, 2000 to $21,005,000 at December 31, 2001. We believe our cash and short-term

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the end of 2002. Nonetheless, future events might require us to seek additional capital. In that event, it is possible we would not be able to obtain adequate capital on terms acceptable to us, or at all.

Note 3—Balance Sheet Components

	December 31,
	2001	2000
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$5,034	$7,624
Less: Allowance for doubtful accounts	(807)	(580)

	$4,227	$7,044

Inventories:
Raw materials	$1,608	$3,470
Work in process	520	747
Finished goods	1,447	2,599

	$3,575	$6,816

Property and equipment, net:
Machinery and equipment	$8,826	$8,596
Computers and software	8,200	8,486
Leasehold improvements	2,170	2,094
Furniture and fixtures	1,352	1,362

	20,548	20,538
Less: Accumulated depreciation	(17,413)	(16,427)

	$3,135	$4,111

The depreciation charge for the years ending December 31, 2001 and 2000 was $1,843,000 and $2,180,000, respectively.

Other non-current assets, net:
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$854	$854
Other intangible assets	2,192	2,192

	3,046	3,046
Less: Accumulated amortization	(3,046)	(2,822)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	10

	$—	$234

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$1,612	$3,077
Accrued warranty	1,430	1,593
Restructuring	1,056	—
Deferred revenue	908	1,238
Other current liabilities	2,114	2,440

	$7,120	$8,348

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Restructuring and Cost of Revenues Charges

During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in North Carolina and the write-down of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters totaling $5,772,000.

Because of the decline in business conditions, we reassessed the realizable value of certain prepaid royalties in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” As a result, we recorded a second-quarter 2001, non-cash charge to cost of revenues of $1,911,000. This charge was derived by measuring the amount by which the carrying value of the prepaid royalties exceeded the net present value of the estimated future cash flows from the associated products.

In 2001, we recorded a $1,891,000 charge to cost of sales for excess inventory. This additional inventory write-down was due to a sudden and significant decrease in our forecasted revenue, and was calculated consistent with our policy of writing-down inventory that is in excess of twelve months of projected demand.

Details of the restructuring and cost of revenue charges are as follows:

	Restructuring	Cost of Revenues	Total
		(in thousands)
Employee termination costs	$2,852	$ —	$2,852
Real estate lease reserve	2,532	—	2,532
Fixed asset write-down	388	—	388
Prepaid royalty impairment	—	1,911	1,911
Inventory write-down	—	1,891	1,891

Total	$5,772	$3,802	$9,574

Cash expenditures for the employee termination costs were substantially paid out in 2001. The balance of the employee termination costs will be paid in 2002. Amounts related to the expense due to the closing of the North Carolina facility will be paid over the term of the lease that expires in January 2007. We had substantially completed the implementation of our restructuring programs at the end of December 2001.

The following table provides details on the activity and remaining balances of the 2001 restructuring charges as of December 31, 2001:

	Total Charges	Cash Charges	Non-Cash Charges	Reserve December 31, 2001
	(in thousands)
Employee termination costs	$2,852	$(2,241)	$(20)	$591
Real estate lease reserve	2,532	(246)	—	2,286
Fixed asset write-down	388	—	(388)	—

Total	$5,772	$(2,487)	$(408)	$2,877

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Related Party Transactions

Transactions with Axel Johnson

As of December 31, 2001, Axel Johnson owned 53% of the Class A and B Common Stock of Larscom and controlled 82% of the voting interest. Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

Due from (Due to) Axel Johnson

Amounts due from or (due to) Axel Johnson consist of cash remittances made by us to Axel Johnson from our operating bank accounts offset by cash advances to us from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. Neither Axel Johnson nor Larscom Incorporated has charged interest on the balances due. The average month-end balances due to Axel Johnson were as follows: $182,000 for 2001, $533,000 for 2000 and $3,000 for 1999. The following is an analysis of the balance due from or (due to) Axel Johnson:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Balance at beginning of year	$71	$(341)	$(547)
Cash remittances to Axel Johnson, net of cash advances	4,598	4,526	3,973
Charges to (from) Axel Johnson for:
Income taxes	—	—	40
Pension and thrift plan	(2,012)	(2,462)	(1,994)
Health insurance and workers’ compensation	(737)	(728)	(845)
Administrative services	(465)	(452)	(438)
Property, liability and general insurance	(716)	(302)	(244)
Line of credit fees	(75)	(76)	(75)
Other charges	(90)	(94)	(211)

Balance at end of year	$574	$71	$(341)

Employee Health and Welfare Programs

We participate in various employee benefits programs sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers’ compensation. In general, we reimburse Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $737,000, $728,000 and $845,000 in 2001, 2000 and 1999, respectively. We believe the allocation by Axel Johnson of the proportionate cost is not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans.

Administrative Services

Axel Johnson provides certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Related Party Transactions—(Continued)

Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounting to $465,000, $452,000 and $438,000 in 2001, 2000 and 1999, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

Credit Agreement

Larscom Incorporated and Axel Johnson entered into our Credit Agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility to us in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2003. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three-month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each calendar quarter. Additionally, we are required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. As of December 31, 2001, $15,000,000 was available, and during 2001, 2000 and 1999, no borrowings were made under the Credit Agreement.

Note 6—Capital Stock

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

Note 7—Income Taxes

The income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$(224)	$(770)	$(1,585)
State	58	102	152
Foreign	51	43	36

	(115)	(625)	(1,397)

Deferred:
Federal	12,972	(554)	604
State	3,009	144	109
Foreign	—	—	—

	15,981	(410)	713

Income tax provision (benefit)	$15,866	$(1,035)	$(684)

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes—(Continued)

We are not part of the Axel Johnson tax group, except for the purposes of filing a California franchise tax return.

The following is a reconciliation of the U.S. federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2001	2000	1999
Provision at statutory rate .	(35)%	(35)%	(35)%
Federal tax exempt interest income .	—	—	(1)
State income taxes, net of federal tax benefits .	—	4	9
Valuation allowance deferred tax assets .	142	—	—
Other .	(1)	2	(8)
Effective income tax rate	106%	(29)%	(35)%

Deferred income taxes reflect the temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets are as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Inventory	$2,421	$1,815
Accrued expenses	2,516	2,465
Reserves	1,077	402
Intangible assets	5,970	6,511
Depreciation and amortization	3,332	3,486
NOL carry-forward	6,025	1,111
Valuation allowance	(21,341)	—

Net deferred tax asset	$—	$15,790

At December 31, 2001, we had total gross deferred tax assets of $21,341,000, as compared to $15,791,000 at December 31, 2000. These assets included temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. In the second quarter ended June 30, 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by the Company in the U.S., lower than expected operating results in the second quarter of 2001, unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The establishment of the deferred tax asset valuation allowance is the reason for the reduction in the deferred tax assets line items on the accompanying consolidated balance sheets for the period ended December 31, 2001 as compared to the December 31, 2000 balances. The Net Operating Losses are expected to expire between 2002 and 2021.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 8—Employee Benefit Plans

Thrift Plan

We participate in the Axel Johnson Thrift Plan (the “Thrift Plan”) qualified under Section 401(k) of the Internal Revenue Code. The Thrift Plan allows employees to defer up to 21% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. Effective February 1, 2000 we matched 100% of employee contributions made on a pre-tax basis and 30% of employee contributions made on an after-tax basis, subject to a maximum of 6% of total eligible employee compensation. Company contributions vest after five years of service or two years of plan participation, whichever occurs first. Contributions by Larscom Incorporated under the Thrift Plan amounted to $773,000, $880,000 and $529,000 in 2001, 2000 and 1999, respectively.

Pension Plan

Effective March 31, 1998, our employees ceased to accrue benefits under the Axel Johnson sponsored defined benefit pension plan, the Axel Johnson Inc. Retirement Plan. Accrued liabilities prior to March 31, 1998 will remain in the Axel Johnson pension plan until benefits are paid to employees upon termination or retirement in a manner prescribed by the plan. After March 1998, our employees also ceased to accrue benefits under Axel Johnson’s unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined pension plan are reduced due to limitations under federal tax laws.

The following sets forth our benefit obligation and the net periodic pension costs for both plans as required by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”:

	2001	2000
	(in thousands)
Reconciliation of projected benefit obligation
Projected benefit obligation at January 1, .	$4,689	$4,247
Service cost .	16	15
Interest cost .	373	326
Actuarial loss .	673	302
Benefits paid .	(192)	(201)

Projected benefit obligation at December 31,	$5,559	$4,689

Weighted-average assumptions as of December 31,
Discount rate	7.25%	7.50%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%

Components of net periodic (benefit) cost
Service cost	$16	$15
Interest cost .	373	326
Expected return on assets .	(434)	(365)
Net amortization .	(8)	(7)

Net periodic benefit	$(53)	$(31)

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Employee Benefit Plans—(Continued)

Certain elements of pension cost, including expected return on assets and net amortization, were allocated based on the relationship of the projected benefit obligation (“PBO”) for Larscom Incorporated to the total PBO of the defined benefit pension plan. The PBO for our employees with accrued benefits in the unfunded Retirement Restoration Plan is $329,000 and $311,000 as of December 31, 2001 and 2000, respectively.

Employee Stock Purchase Plan

We adopted an Employee Stock Purchase Plan (the “Purchase Plan”), for which 685,000 shares of Class A Common Stock were reserved for issuance. The Board of Directors and stockholders approved an additional 100,000 share allotment for the Purchase Plan in 2000. The Purchase Plan permits eligible employees to purchase Class A Common Stock at the beginning or at the end of each six-month offering period subject to various limitations. The offering periods commence each February and August. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of Class A Common Stock in any one calendar year, or 1,000 shares in each offering period. A total of 59,000, 92,000 and 100,000 shares of Class A Common Stock were issued under the Purchase Plan in 2001, 2000 and 1999, respectively.

Stock Option Plan for Non-Employee Directors

We adopted a Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) and reserved a total of 205,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors and stockholders approved an additional 100,000 share allotment for the Directors’ Plan in 2000. The Directors’ Plan provides for the grant of stock options, pursuant to an automatic grant mechanism, to members of the Board of Directors who are not employees of Larscom Incorporated or of Axel Johnson with regard to their service as directors. Each non-employee director will receive an initial grant, upon first becoming a director, to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter will receive an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual installments and each annual grant vests in full in the third year following the date of grant. Options expire one year after termination of Board service or ten years after the date of grant.

Stock Incentive Plan

We adopted a Stock Incentive Plan (the “Incentive Plan”) under which 3,985,000 shares of Class A Common Stock have been reserved for issuance. The Board of Directors and stockholders approved an additional 2,800,000 share allotment for the Incentive Plan in 2000. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options granted prior to May 2000 generally vest over a four-year period from the date of grant. Options granted in May 2000 and thereafter generally vest over a three-year period.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Employee Benefit Plans—(Continued)

The following table summarizes activity under the Directors’ and Incentive Plans:

	Options Outstanding
	Directors’ Plan		Incentive Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
December 31, 1998	84	$10.02	1,903	$2.79
Granted .	18	2.75	1,307	3.64
Exercised .	—	—	(13)	1.75
Canceled .	(24)	6.06	(457)	5.99

December 31, 1999	78	9.56	2,740	2.67
Granted .	30	4.80	1,340	4.97
Exercised .	—	—	(246)	1.75
Canceled .	(6)	4.75	(617)	2.90

December 31, 2000	102	8.44	3,217	3.65
Granted .	18	2.37	772	1.60
Exercised .	—	—	(58)	2.19
Canceled .	—	—	(1,781)	3.67

December 31, 2001	120	7.53	2,150	2.94

Options exercisable at December 31, 2001	66	$10.80	1,016	$3.05

On November 16, 1998, we canceled options to purchase 1,387,000 shares of Class A Common Stock with exercise prices ranging from $2.38 to $12.00 previously granted to employees, and issued replacement options at an exercise price of $1.75, the market price of our stock on November 16, 1998. The reissued options vest over four years from the date of re-issuance.

The following table summarizes information about stock options outstanding at December 31, 2001, under the Directors’ Plan and the Incentive Plan (number of options in thousands) combined:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 0.01-$ 3.00	1,269	8.39	$1.60	582	$1.78
$ 3.01-$ 6.00	808	8.47	$4.22	381	$4.19
$ 6.01-$9.00	133	8.44	$8.30	59	$8.33
$ 9.01-$12.00	60	5.35	$11.40	60	$11.40

Total/Average	2,270	8.34	$3.18	1,082	$3.52

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Employee Benefit Plans—(Continued)

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

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Directors’ and Incentive Stock Option Plans			Employee Stock Purchase Plan
	2001	2000	1999	2001	2000	1999
Risk-free interest rate	3.94%	6.01%	5.83%	3.62%	5.73%	5.34%
Expected volatility	88%	77%	70%	88%	73%	70%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected life	2.76	3.04	3.50	0.50	0.50	0.50

The weighted average estimated fair value of options granted under the Directors’ Plan, the Incentive Plan and the Purchase Plan were as follows:

	Directors’ Plan	Incentive Plan	Employee Stock Purchase Plan
1999 grants	$1.71	$1.92	$0.98
2000 grants	$3.21	$2.63	$1.75
2001 grants	$1.69	$0.80	$1.87

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the respective options. Our pro forma information for the years ended December 31 is as follows (in thousands, except per share information):

	2001	2000	1999
Net loss—as reported	$(30,879)	$(2,499)	$(1,272)
Net loss—pro forma	$(31,758)	$(4,413)	$(3,205)

Basic and diluted net loss per share— as reported .	$(1.64)	$(0.13)	$(0.07)
Basic and diluted net loss per share—pro forma .	$(1.69)	$(0.24)	$(0.17)

Note 9—Commitments And Contingencies

Commitments

Operating lease commitments are related principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. Total rent expense in 2001, 2000 and 1999, was $2,217,000, $2,343,000, and $2,539,000, respectively. Sublease rental income was $1,041,000, $955,000 and $901,000 in 2001, 2000 and 1999 respectively. Future annual minimum lease payments under all

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-cancelable operating leases and sublease rental income as of December 31, 2001 are as follows (in thousands):

	Lease Payments	Sublease Rental Income
Years ending December 31,
2002	$2,263	$916
2003	2,349	405
2004	1,439	246
2005	339	—
2006 and thereafter .	376	—

	$6,766	$1,567

Contingencies

Because of component obsolescence involving some of our suppliers, we have been required to place last-time-buy purchase orders to cover the expected demand for these components. These purchase commitments generally cover between one and two years expected demand for these components. As of December 31, 2001, we were obligated to purchase $98,000 of these components by the end of 2002. We plan to redesign some of our products, if required by customer demand, as supplies of obsolete components dwindle.

In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. There have been no material payments made under our customer indemnification for the years 2001, 2000 and 1999.

Note 10—Geographic Information

Revenue and long-lived assets related to operations in the United States and other countries for the years ended and as of December 31, 2001, 2000 and 1999 are as follows (in thousands):

	Revenues (a)			Long-lived Assets
	December 31,			December 31,
	2001	2000	1999	2001	2000	1999
United States	$34,986	$47,303	$45,690	$3,125	$4,330	$5,249
Other countries	6,885	7,361	7,149	10	14	14
Total	$41,871	$54,664	$52,839	$3,135	$4,344	$5,263

(a)	Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations.

Note 11—Subsequent Event

A sublease agreement was signed on February 27, 2002, between us and Silicon Wireless Corporation that has a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. Silicon Wireless Corporation is a start-up company currently searching for additional venture capital funds to support their current business plan. The agreement includes an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated real-estate accrual as the sublease income is received. The anticipated sublease income will be as follows (in thousands):

North Carolina Sublease Rental Income
Years ending December 31,
2002	$123
2003	249
2004	257
2005	265
2006 and thereafter	295

$1,189

Note 12—Unaudited Quarterly Consolidated Financial Data

	Quarters Ended
	March 31, 2001	June 30, 2001(a)	Sept. 30, 2001	Dec. 31, 2001(b)
	(in thousands, except per share data)
Revenues	$12,214	$11,272	$10,375	$8,010
Gross profit	$5,620	$2,094	$5,070	$4,236
Net loss	$(1,496)	$(26,462)	$(1,278)	$(1,643)
Basic and diluted loss per share	$(0.08)	$(1.41)	$(0.07)	$(0.09)

	Quarters Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except per share data)
Revenues	$13,036	$14,802	$13,793	$13,033
Gross profit	$7,044	$7,834	$7,197	$6,647
Net loss	$(730)	$(170)	$(700)	$(899)
Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.04)	$(0.05)

Note: (a) The net loss for the quarter ended June 30, 2001 included a non-cash charge of $16,450,000 to provide a valuation allowance against the deferred tax assets in compliance with SFAS 109, restructuring charges of $4,761,000 and asset impairment charges of $1,911,000. (b) The Net Loss for the quarter ended December 31, 2001 included restructuring charges of $1,011,000.

Item 9.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Other than the information regarding our executive officers contained in Part I of this Form 10-K report, the information required by this Item is incorporated by reference to the definitive Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference to the definitive Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the definitive Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the definitive Larscom Incorporated Proxy Statement to be filed within 120 days after fiscal year end.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)  The following documents are filed as a part of this report:

1.    Financial statements—See Item 8 of this report

2.    Financial Statement Schedule.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions cost and expense	Charges to other accounts	Deductions: items written-off	Balance at end of period
Allowance for doubtful accounts
December 31, 1999	$713	$(102)	$—	$106	$505
December 31, 2000	$505	$102	$—	$27	$580
December 31, 2001.	$580	$252	$—	$25	$807

3.    Exhibits

Exhibit Number

3.1	(1)	Certificate of Incorporation of the Registrant

3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant as filed in the State of Delaware on December 11, 1996

3.3	(1)	By-laws of the Registrant

3.4	(1)	Form of Amended By-laws of the Registrant

10.1	(1)	Larscom Incorporated Stock Option Plan For Non-Employee Directors

10.1.1		Certificate of Amendment of Stock Option Plan for Non-Employee Directors

10.2	(1)	Larscom Incorporated Stock Incentive Plan

10.2.1		Certificate of Amendment of Stock Incentive Plan

10.3	(1)	Larscom Incorporated Employee Stock Purchase Plan

10.3.1		Certificate of Amendment of Employee Stock Purchase Plan

10.6	(1)	Services Agreement between Axel Johnson and Larscom Incorporated

10.7	(1)	Credit Agreement between Axel Johnson and Larscom Incorporated

10.7.1	(4)	2000 Amendments to the Credit Agreement between Axel Johnson and Larscom Incorporated

10.7.2		2001 Amendments to the Credit Agreement between Axel Johnson and Larscom Incorporated

10.8	(1)	Tax-Sharing Agreement between Axel Johnson and Larscom Incorporated

10.10	(1)	Registration Rights Agreement between Axel Johnson and Larscom Incorporated

10.11	(2)	Lease Agreement between Berg & Berg Enterprises Inc. and Larscom Incorporated

10.13	(3)	Software License Agreement by and between Larscom Incorporated and Issanni Systems, Inc. dated September 21, 2000

10.14	(4)	Lease Agreement between Technology IX, LLC, Keystone Corporation and Larscom Incorporated

10.15	(5)	Original Equipment Manufacturing/Private Label Agreement by and between Larscom Incorporated and G3M Corporation dated January 4, 2001

Exhibit Number

10.16	(5)	Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 1, 2001

10.16.1	*	Amendment No. 1 to the Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated September 7, 2001.

10.17		Sublease Agreement between Silicon Wireless Corporation and Larscom Incorporated

10.18		General Release and Settlement Agreement by and between Larscom Incorporated and Robert Coackley dated July 1, 2001.

10.19		General Release of All Claims (California-With Attachment A) by and between Larscom Incorporated and George Donohoe dated June 22, 2001.

10.20		Employment Agreement by and between Larscom Incorporated and Daniel L. Scharre dated November 26, 2001.

11.1		Statement re: computation of per share earnings

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Accountants

(1)	Incorporated by reference to identically numbered Exhibit to Larscom Incorporated Registration Statement on Form S-1 (Commission File No. 333-14001), which became effective on December 18, 1996.
(2)	Incorporated by reference to identically numbered exhibit in registrant’s Form 10-K for the fiscal year ended December 31, 1996.
(3)	Incorporated by reference to numbered exhibit 10-1 in registrant’s Form 10-Q for the third quarter ended September 30, 2000.
(4)	Incorporated by reference to identically numbered exhibit in registrant’s Form 10-K for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference to exhibits 10.1 and 10.2 in registrant’s Form 10-Q for the second quarter ended June 30, 2001.

b)  Reports on Form 8-K

We filed two reports on Form 8-K during the fourth quarter of 2001, for events of October 18, 2001 and November 26, 2001. We issued a press release on October 18, 2001 announcing our third-quarter results and fourth-quarter corporate restructuring in response to recent and significant slowdown in business. In addition, we announced the departure of Liam McManus, Vice President and Chief Technology Officer, effective October 18, 2001, and that John Teeter, Vice President of Engineering would report directly to Richard E. Pospisil, President and Chief Executive Officer. We issued a press release on November 26, 2001 announcing the appointment of Daniel L. Scharre as President and Chief Executive Officer and Mr. Pospisil as Vice Chairman of the Board.

*Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARSCOM INCORPORATED

By:	/s/ DONALD W. MORGAN
Donald W. Morgan
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DANIEL L. SCHARRE Daniel L. Scharre	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002

/s/ DONALD W. MORGAN Donald W. Morgan	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2002

/s/ DONALD G. HEITT Donald G. Heitt	Director	March 26, 2002

/s/ LAWRENCE D. MILLIGAN Lawrence D. Milligan	Chairman of the Board	March 26, 2002

/s/ RICHARD E. POSPISIL Richard E. Pospisil	Vice Chairman of the Board	March 26, 2002

/s/ JOSEPH F. SMORADA Joseph F. Smorada	Director	March 26, 2002

/s/ DESMOND P. WILSON III Desmond P. Wilson III	Director	March 26, 2002

EXHIBIT INDEX

Exhibit No.

10.1.1	Certificate of Amendment of Stock Option Plan for Non-Employee Directors

10.2.1	Certificate of Amendment of Stock Incentive Plan

10.3.1	Certificate of Amendment of Employee Stock Purchase Plan

10.7.2	2001 Amendments to the Credit Agreement between Axel Johnson and Larscom Incorporated

10.16.1	Amendment No. 1 to the Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated September 7, 2001.

10.17	Sublease Agreement between Silicon Wireless Corporation and Larscom Incorporated

10.18	General Release and Settlement Agreement by and between Larscon Incorporated and Robert Coackley dated July 1, 2001.

10.19	General Release of All Claims (California—With Attachment A) by and between Larscon Incorporated and George Donohoe dated June 22, 2001.

10.20	Employment Agreement by and between Larscom Incorporated and Daniel L. Scharre dated November 26, 2001.

11.1	Statement re: computation of per share earnings

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Accountants