Form 10-Q
period 2002-03-31
LARSCOM INC
filed 2002-05-08
CIK 1024047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of the registrant’s shares outstanding as of April 30, 2002, was 8,851,805 of Class A Common Stock and 10,000,000 of Class B Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,160	$9,789
Short-term investments	15,371	11,216
Accounts receivable, net	5,626	4,227
Inventories	3,735	3,575
Income tax receivable	82	59
Deferred tax asset	1,894	—
Due from Axel Johnson Inc.	525	574
Prepaid expenses and other current assets	1,142	1,598

Total current assets	33,535	31,038
Property and equipment, net	2,774	3,135

Total assets	$36,309	$34,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800	$2,115
Accrued expenses and other current liabilities	8,359	7,120

Total current liabilities	10,159	9,235
Other non-current liabilities	1,990	2,162

Total liabilities	12,149	11,397

Stockholders’ equity:
Class A Common Stock	88	88
Class B Common Stock	100	100
Additional paid-in capital	83,228	83,210
Accumulated other comprehensive gain/(loss)	2	(1)
Accumulated deficit	(59,258)	(60,621)

Total stockholders’ equity	24,160	22,776

Total liabilities and stockholders’ equity	$36,309	$34,173

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2002	2001
Product revenues	$6,329	$10,887
Service revenues	1,387	1,368

Total revenues	7,716	12,255

Product cost of revenues	2,730	6,016
Service cost of revenues	317	619

Total cost of revenues	3,047	6,635

Gross profit	4,669	5,620

Operating expenses:
Research and development	979	2,096
Selling, general and administrative	4,286	6,064

Total operating expenses	5,265	8,160

Loss from operations	(596)	(2,540)
Interest and other income	85	409

Loss before income taxes	(511)	(2,131)
Income tax provision benefit	(1,874)	(635)

Net income/(loss)	$1,363	$(1,496)

Basic net income/(loss) per share	$0.07	$(0.08)

Diluted net income/(loss) per share	$0.07	$(0.08)

Basic weighted average shares	18,845	18,773

Diluted weighted average shares	18,878	18,773

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income/(loss)	$1,363	$(1,496)
Depreciation and amortization	375	573
Increase in deferred income taxes	(1,894)	(659)
Increase in deferred revenue	1,578	306
Decrease in accrued restructuring	(583)	—
Net (increase)/decrease in other working capital accounts	(1,272)	259

Net cash used in operating activities	(433)	(1,017)

Cash flows from investing activities:
Purchases of property and equipment	(43)	(734)
Purchases of short-term investments	(9,247)	(10,836)
Sales and maturities of short-term investments	5,092	12,747

Net cash (used in)/provided by investing activities	(4,198)	1,177

Cash flows from financing activities:
Repayments from Axel Johnson Inc.	49	229
(Decrease)/increase in long-term deposits and capital lease obligations	(68)	56
Proceeds from issuances of Class A Common Stock	18	275

Net cash (used in)/provided by financing activities	(1)	560

Effect of unrealized investment gain and foreign exchange rates on cash	3	3

(Decrease)/increase in cash and cash equivalents	(4,629)	723
Cash and cash equivalents at beginning of period	9,789	7,741

Cash and cash equivalents at end of period	$5,160	$8,464

Supplemental disclosure of cash flow information:
Interest paid	$1	$1

Income taxes paid	$23	$62

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

The condensed consolidated financial statements for the three months ended March 31, 2002 and 2001, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories:

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001

Raw materials	$1,531	$1,608
Work-in-process	273	520
Finished goods	1,931	1,447

	$3,735	$3,575

Note 3—Restructuring and Cost of Revenues Charges:

During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in Durham, North Carolina and the write-off of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters of 2001 totaling $5,772,000.

A sublease agreement was signed on February 27, 2002, between us and Silicon Wireless Corporation that has a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. Silicon Wireless Corporation is a start-up company currently searching for additional venture capital funds to support their current business plan. The agreement includes an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the associated real-estate accrual as the sublease income is received. We expect to pay out the majority of employee termination costs by the end of the second quarter of 2002. The real estate lease obligation will be paid-out by January 2007.

The following table provides details on the activity and remaining balances of the 2001 restructuring charges as of March 31, 2002:

	Total Charges	Cash Charges	Non-Cash Charges	Reserve March 31, 2002
	(in thousands)
Employee termination costs	$2,852	$(2,640)	$(20)	$192
Real estate lease reserve	2,532	(430)	—	2,102
Fixed asset write-down	388	—	(388)	—

Total	$5,772	$(3,070)	$(408)	$2,294

Note 4—Deferred Tax Assets:

Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. In 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by the Company in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The deferred tax asset balance as of March 31, 2002 amounted to $21,228,000 and the valuation allowance balance was $19,334,000. The $1,894,000 difference between the deferred tax asset and the deferred tax asset valuation allowance represents our ability to utilize additional net operating loss carry-backs against taxes paid in 1997. This is a result of the 2002 change in the federal income tax code for tax loss carry-back provisions and the resulting asset is classified on our balance sheet as a current asset.

Additional deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that an additional portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

Note 5—Net Income/(Loss) Per Share:

Basic net income or loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding and the dilutive effect of options to purchase common shares. In computing diluted earnings per share, the average price of our Common Stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

In the net loss per share computation, the effect of options to purchase common shares is excluded from the net loss computation, as their effect is antidilutive.

The following table shows how basic and diluted net income or loss per share are computed (in thousands, except per share data):

	Three Months Ended March 31
	2002	2001
Net income/(loss)	$1,363	$(1,496)

Basic weighted average Class A and B Common Stock outstanding	18,845	18,773
Effective of dilutive securities:
Stock options	33	—
Diluted weighted average Class A and B Common Stock outstanding	18,878	18,773
Basic net income/(loss) per share	$0.07	$(0.08)

Diluted net income/(loss) per share	$0.07	$(0.08)

Weighted average in-the-money Class A Common Stock options outstanding excluded from the basic and diluted loss per share calculation	—	446

Note 6—Comprehensive Income:

“Comprehensive Income” includes all changes in equity from non-owner sources during the period. There were two items of adjustment from net income or loss to comprehensive net income or loss for the periods presented, which relate to unrealized gains on short-term investments and foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

Note 7—Commitments and Contingencies:

In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. We made no payments for indemnification of customers under these agreements for either the first quarter of 2002 or 2001.

Note 8—Geographic Information:

Revenue and long-lived assets related to operations in the United States and other countries for the three months ended and as of March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues (a)
United States	$6,418	$10,276
Other countries	1,298	1,979

Total	$7,716	$12,255

(a)	Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations.

	As of
	March 31, 2002	December 31, 2001
Long-Lived Assets
United States	$2,764	$3,125
Other countries	10	10

Total	$2,774	$3,135

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The market for telecommunications equipment is going through a period of rationalization and contraction as service providers digest the network “overbuild” of the late 1990’s and 2000. This excess has left most carriers, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business is generally suffering as a result, our restructuring programs have reduced the operating loss we experienced in the first quarter of 2002 versus the operating losses experienced during the four quarters of 2001.

Results of Operations

Revenues.    Our consolidated revenues of $7,716,000 for the first quarter ended March 31, 2002 were 37% lower than 2001’s first quarter revenues of $12,255,000. Our Multiplexer product line accounted for the major portion of the decrease from last year’s first quarter with a revenue reduction of $4,492,000. In addition, growth of $211,000 in the Inverse Multiplexer product line largely offset declines in revenues for CSU/DSUs and Service Platforms.

By channel of distribution, the bulk of the revenue reduction for the first quarter of 2002 versus the comparable period of 2001 was attributable to lower direct sales to network service providers, domestic distributors and international resellers. Shipments to international locations represented 17% of total revenues during the first quarter of 2002 versus 16% for the first quarter of 2001 and were 34% below the same period of 2001.

The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 37% of the total revenues for the first quarter of 2002 as compared to 42% for the first quarter of 2001and 45% for total year 2001 revenues. Also, Safeway Stores accounted for 12% of our revenues for the first quarter of 2002. Safeway represented less than 1% of our revenues for the total year of 2001.

Gross Profit.    As a percentage of revenues, gross profit for the three months ended March 31, 2002 increased by 15 percentage points to 61%, as compared to 46% for the same period of 2001. The percentage point improvement in gross profits for the first quarter of 2002, as compared to the first quarter of 2001, was largely due to favorable product mix within the Multiplexer and Inverse Multiplexer product lines, a reduction in manufacturing overhead expense, lower expenses related to excess and obsolete inventory and a decline in warranty reserve expenses as well as lower parts consumption for services.

Research and Development.    Research and development expenses totaled $979,000 for the first quarter of 2002, which was $1,117,000 or 53% below the first quarter 2001 spending of $2,096,000. The reduction in the first-quarter spending was mainly due to lower staffing levels resulting from our restructuring programs in 2001.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 29% to $4,286,000 during the three months ended March 31, 2002, as compared to $6,064,000 for the same period of 2001. The lower spending was due primarily to reductions in staff levels, associated employee benefits cost, travel expense, commission expense and contract services expense.

Selling, general and administrative expenses include contractual charges from our major stockholder Axel Johnson Inc. for legal, accounting, tax, treasury, human resources and administrative services totaling $116,000 for the first quarter of 2002, which was the same as for the first quarter of 2001.

Interest and Other Income.    Interest and other income amounted to $85,000 for the first quarter of 2002 as compared to $409,000 the same period of 2001. Interest income, which is the major component of interest and other income, was $115,000 for the first quarter of 2002, as against $428,000 for the same period in 2001. The lower interest income for the three-month period was attributed to lower interest rates (2% versus 6%) and lower average cash and investment balances ($21 million versus $28 million). Our investment portfolio generally is comprised of commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better.

Provision for Income Taxes.    The $1,874,000 tax benefit is comprised primarily of an income tax refund for 1997 as a result of a 2002 change in the federal income tax code involving tax loss carry-back provisions.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents of $5,160,000 and short-term investments of $15,371,000. Cash and short-term investments declined by approximately 2% from $21,005,000 at December 31, 2001 to $20,531,000 at March 31, 2002. This decline was primarily due to severance payments made against our restructuring reserve.

Capital expenditures for the first quarter were $43,000. These expenditures consisted principally of the purchase of computers, software and test equipment.

We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson Inc. (the “Credit Agreement”). The Credit Agreement expires in December 2003. This agreement contains various representations, covenants and events of default typical for financing a business of a similar size and nature. Upon an event of default, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we and Axel Johnson Inc. have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities.

We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the next 12 months. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we would not be able to obtain adequate capital on terms acceptable to us, or at all.

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

We believe that our relationships with a few large customers will be critical to our future success.    A small number of customers have accounted for a majority of our revenues in each of the past several years. During 2001, 2000 and 1999, two customers, WorldCom, Inc. and its subsidiaries and AT&T, together accounted for 45%, 39% and 41% of our revenues, respectively. If either of these customers significantly changed their buying patterns with us, either positively or negatively, it would have a material impact on our results.

Our prospects for growth depend on recently-introduced products, products under development and products licensed from others. We expect sales of our established products to decline over time.

Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products, products that may be introduced in the future and products that we license from others. These include, for example, the Larscom 6000 and the Orion 5000, which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn has caused sales of new products, such as ours, to be well below expectations. In addition, we have licensed the intellectual property and development rights for the Orion 5000. Our dependence on others for the initial design of this product increases the risk that we may not be successful with future enhancements to the product line. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

We conducted two rounds of restructuring/layoffs in 2001.    Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people). Overall, our workforce was reduced from 208 before the first round of layoffs to 120 after the second round of layoffs. 33% (29 people) of the net reduction in employees was from engineering personnel. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue in 2002. Therefore, there can be no assurance that another restructuring and/or workforce reduction will not be required. In addition, our June 2001 and October 2001 workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

Results in any period could also be affected by changes in:

•	market demand,

•	competitive market conditions,

•	market acceptance of new or existing products,

•	increasing sales channel development costs,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	our sales promotion activities,

•	our ability to expand our sales and marketing organization effectively,

•	our ability to attract and retain key technical and managerial employees

•	and general economic conditions.

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

Gross profits will not attain earlier levels.    We do not expect our annual gross profit percentage to reach the levels achieved before 1998, primarily because of increased competition, even if our sales were to return to 1998 levels. In addition, we have developed an indirect distribution channel, which typically yields lower margins on sales than direct sales. A number of additional factors could cause gross profits to fluctuate as a percentage of revenue, including changes in product mix, price discounts given, costs of components, manufacturing costs and production volume.

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

Our business could be materially and adversely affected by the integration and functionality of switches and routers.    New technologies are displacing some parts of the T1/E1 CSU/DSU product lines, the Inverse Multiplexer product lines and the Multiplexer product lines. For example, SDSL and HDSL are subscriber loop technologies that enable service providers to deploy high bandwidth services that replace more traditional T1/FT1 services, upon which most of our products are based.

We are controlled by Axel Johnson Inc.    Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson Inc. is the sole holder of the Class B Common Stock. As a result, Axel Johnson Inc. has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom.

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

We are trying to enter more international markets, which results in operational difficulties and risks.    Sales outside the U.S. approximated 16% of our revenues for 2001and through the first quarter of 2002, 17% of our total revenues. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

We have developed an indirect distribution channel for sales to domestic customers.    This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large service providers continue to be handled by our direct sales force. As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, management’s inexperience in establishing and managing a distribution channel, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and new methods of advertising and promoting products that will result in additional expenses.

We must comply with regulations and evolving industry standards.    The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as Asynchronous Transfer Mode, Frame Relay, Internet Protocol and Digital Subscriber Line evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have a material adverse effect on our business and operating results.

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

We have not conducted a formal patent search relating to the technology used in our products.    From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the U.S. are not publicly disclosed immediately, applications which we do not know about may have been filed by competitors of ours that could relate to our products. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have a material adverse effect on our business and operating results.

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

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

At March 31, 2002, our investment portfolio included fixed-income securities, of the quality described above, with a fair-market value of approximately $15.4 million. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10 % decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short in duration, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% reduction occurred on April 1, 2002 and remained in effect throughout 2002, our interest income and our cash flow would be reduced by approximately $14,000 in 2002. We do not hold any long-term fixed instruments.

Foreign Currency Exchange Rate Risk.    Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our sales and marketing expenses are incurred in local currencies, principally the British Pound. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10 % change in the exchange rate for the British Pound or any other foreign currency would not be material to us.

PART II:    OTHER INFORMATION

Item 1:    Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 2:    Changes in Securities.

Not Applicable.

Item 3:    Defaults upon Senior Securities.

Not Applicable.

Item	4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5:    Other Information.

Gurdip Jande joined us as the Vice President of Marketing effective February 11, 2002.

Joseph Pendergast resigned as the Vice President of Operations effective February 22, 2002.

Harvey Poppel resigned from the Board of Directors effective March 1, 2002.

Item 6:    Exhibits and Reports on Form 8-K.

a.    Exhibits.

10.1	Separation of Employment Due to Reduction-in-Force Layoff by and between Larscom Incorporated and Liam McManus effective January 1, 2002.

10.2	Employment Offer Letter Agreement by and between Larscom Incorporated and Gurdip Jande dated January 25, 2002, accepted February 11, 2002.

10.3	Letter Agreement Regarding Interest-Free Loan Obligation by and between Larscom Incorporated and Joseph A. Pendergast dated March 20, 2002.

b.    Reports.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date: May 8, 2002	By:	/s/ DANIEL L. SCHARRE
Daniel L. Scharre President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DONALD W. MORGAN
Donald W. Morgan Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Separation of Employment Due to Reduction-in-Force Layoff by and between Larscom Incorporated and Liam McManus effective January 1, 2002.

10.2	Employment Offer Letter Agreement by and between Larscom Incorporated and Gurdip Jande dated January 25, 2002, accepted February 11, 2002.

10.3	Letter Agreement Regarding Interest-Free Loan Obligation by and between Larscom Incorporated and Joseph A. Pendergast dated March 20, 2002.