Form 10-Q
period 2002-06-30
LARSCOM INC
filed 2002-08-14
CIK 1024047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of the registrant’s shares outstanding as of August 5, 2002, was 8,861,295 of Class A Common Stock and 10,000,000 of Class B Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

Part I:     Financial Information

Item 1:     Financial Statements (Unaudited)

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$10,444	$ 9,789
Short-term investments	10,213	11,216
Accounts receivable, net	2,372	4,227
Inventories	3,577	3,575
Income tax receivable	88	59
Deferred tax asset	1,894	—
Due from Axel Johnson Inc.	779	574
Prepaid expenses and other current assets	1,307	1,598

Total current assets	30,674	31,038
Property and equipment, net	2,465	3,135
Other non-current assets	292	—

Total assets	$33,431	$34,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 2,133	$ 2,115
Accrued expenses and other current liabilities	7,868	7,120

Total current liabilities	10,001	9,235
Other non-current liabilities	1,757	2,162

Total liabilities	11,758	11,397

Stockholders’ equity:
Class A Common Stock	88	88
Class B Common Stock	100	100
Additional paid-in capital	83,228	83,210
Accumulated other comprehensive income/(loss)	13	(1)
Accumulated deficit	(61,756)	(60,621)

Total stockholders’ equity	21,673	22,776

Total liabilities and stockholders’ equity	$33,431	$34,173

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product revenues	$4,387	$9,767	$10,716	$20,614
Service revenues	1,442	1,505	2,829	2,872

Total revenues	5,829	11,272	13,545	23,486

Product cost of revenues	2,576	8,639	5,306	14,614
Service cost of revenues	296	539	613	1,158

Total cost of revenues	2,872	9,178	5,919	15,772

Gross profit	2,957	2,094	7,626	7,714

Operating expenses:
Research and development	1,058	2,021	2,037	4,117
Selling, general and administrative	4,259	5,633	8,546	11,697
Restructuring	253	4,761	253	4,761

Total operating expenses	5,570	12,415	10,836	20,575

Loss from operations	(2,613)	(10,321)	(3,210)	(12,861)
Interest and other income	132	364	218	773

Loss before income taxes	(2,481)	(9,957)	(2,992)	(12,088)
Income tax provision/(benefit)	18	16,505	(1,856)	15,870

Net loss	$(2,499)	$(26,462)	$(1,136)	$(27,958)

Basic and diluted net loss per share	$(0.13)	$(1.41)	$(0.06)	$(1.49)

Basic and diluted weighted average shares	18,852	18,804	18,849	18,789

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,136)	$(27,958)
Depreciation and amortization	778	1,163
Non-cash restructuring and cost of revenue charges	—	2,280
(Increase)/decrease in deferred income taxes	(1,894)	15,790
Increase in deferred revenue	664	48
Decrease in accrued restructuring	(580)	—
Net decrease in other working capital accounts	2,474	4,583

Net cash provided by/(used in) operating activities	306	(4,094)

Cash flows from investing activities:
Purchases of property and equipment	(95)	(1,097)
Purchases of short-term investments	(9,247)	(14,021)
Sales and maturities of short-term investments	10,250	15,747
Licenses long-term	(333)	—

Net cash provided by investing activities	575	629

Cash flows from financing activities:
Payments to Axel Johnson Inc.	(205)	(244)
(Decrease)/increase in long-term deposits and capital lease obligations	(53)	45
Proceeds from issuances of Class A Common Stock	18	322

Net cash (used in)/provided by financing activities	(240)	123

Effect of unrealized investment gain and foreign exchange rates on cash	14	2

Increase/(decrease) in cash and cash equivalents	655	(3,340)
Cash and cash equivalents at beginning of period	9,789	7,741

Cash and cash equivalents at end of period	$10,444	$4,401

Supplemental disclosure of cash flow information
Interest paid	$12	$2

Income taxes paid	$28	$67

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

The condensed consolidated financial statements for the three months and six months ended June 30, 2002 and 2001, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories:

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001
Raw materials	$1,019	$1,608
Work-in-process	232	520
Finished goods	2,326	1,447

	$3,577	$3,575

Note 3—Restructuring and Cost of Revenues Charges:

During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in Durham, North Carolina and the write-off of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters of 2001 totaling $5,772,000. In the second quarter of 2002, we announced a corporate restructuring as a result of the ongoing stagnation of the telecom market. Consequently, 16 positions were eliminated from our workforce with a charge to operating results of $394,000. Partially offsetting this charge was a $141,000 reduction to the prior restructuring reserves for outplacement services, which were not fully utilized by some of the laid-off employees. We expect to pay out the majority of employee termination costs by the end of 2002.

A sublease agreement was signed on February 27, 2002, between us and Silicon Wireless Corporation that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. Silicon Wireless Corporation is a start-up company currently searching for additional venture capital funds to support their business plan. The agreement includes an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the associated real-estate accrual as the sublease income is received. We expect the real estate lease obligation will be paid-out by January 2007.3

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details on the activity and remaining balances of the 2001 and 2002 restructuring charges as of June 30, 2002:

	Total Charges	Cumulative Cash Charges	Cumulative Non-Cash Charges & Adjustments	Reserve June 30, 2002
	(in thousands)
Employee termination costs	$3,246	$(2,782)	$(161)	$303
Real estate lease	2,532	(537)	—	1,995
Fixed asset write-down	388	—	(388)	—

Total	$6,166	$(3,319)	$(549)	$2,298

Note 4—Deferred Tax Assets:

Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. In 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by us in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The deferred tax asset balance as of June 30, 2002 amounted to $22,247,000 and the valuation allowance balance was $20,353,000. The $1,894,000 difference between the deferred tax asset and the deferred tax asset valuation allowance represents our ability to utilize additional net operating loss carry-backs against taxes paid in 1996, 1997 and 1998. This is a result of the 2002 change in the federal income tax code for tax loss carry-back provisions and the resulting asset is classified on our balance sheet as a current asset.

Additional deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that an additional portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

Note 5—Net Loss Per Share:

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

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows how basic and diluted net income or loss per share are computed (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(2,499)	$(26,462)	$(1,136)	$(27,958)

Basic and diluted weighted average Class A and B Common Stock outstanding	18,852	18,804	18,849	18,789
Basic and diluted net loss per share	$(0.13)	$(1.41)	$(0.06)	$(1.49)

Weighted average in-the-money Class A Common Stock options outstanding excluded from the basic and diluted loss per share calculation	—	207	4	339

Note 6—Comprehensive Income/(Loss):

“Comprehensive Income/(Loss)” includes all changes in equity from non-owner sources during the period. There were two items of adjustment from net loss to comprehensive net loss for the periods presented, which relate to unrealized gains on short-term investments and foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

Note 7—Commitments and Contingencies:

In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. We made no payments for indemnification of customers under these agreements for either of the first six months of 2002 or 2001.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Geographic Information:

Revenue and long-lived assets related to operations in the United States and other countries for the three and six months ended and as of June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
Revenues (a)	June 30,		June 30,
	2002	2001	2002	2001
United States	$4,703	$8,853	$11,121	$19,088
Other countries	1,126	2,419	2,424	4,398

Total	$5,829	$11,272	$13,545	$23,486

(a)	Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations.

	As of
Long-Lived Assets	June 30,	December 31,
	2002	2001
United States	$2,746	$3,125
Other countries	11	10

Total	$2,757	$3,135

Note 9—Recent Accounting Pronouncements:

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The market for telecommunications equipment is going through a period of rationalization and contraction as service providers digest the network “overbuild” of the late 1990’s and 2000. This excess has left most service providers, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business is generally suffering as a result, our restructuring programs have substantially reduced our operating expense levels in the first six months of 2002 versus the operating expense levels during the four quarters of 2001.

Results of Operations

Revenues.    Our consolidated revenues of $5,829,000 for the second quarter ended June 30, 2002 declined 48% from 2001’s second quarter revenues of $11,272,000. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year with a combined revenue reduction of $5,027,000. For the six months ending June 30, 2002, revenues totaled $13,545,000, which was 42% below the comparable six-month period of 2001 when total revenues were $23,486,000. Reduced Multiplexer and Inverse Mutiplexer product line shipments were also the primary contributors to the lower revenues in the first six months of 2002 versus 2001.

By channel of distribution, the bulk of the revenue reductions for the second quarter and first six months of 2002 versus the comparable periods of 2001 were attributable to lower direct sales to service providers (“SPs”) and domestic and international distributors. Shipments to international locations represented 19% of total revenues during the second quarter of 2002 and were 53% lower than the same period of 2001. For the six-month period, international revenues were 18% of total revenues and 45% lower than the same period of last year.

The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 35% of the total revenues for the first six months of 2002 versus 44% for the first six months of 2001. The financial difficulties at WorldCom had, and we expect it to continue to have, a major adverse impact on our revenues. During the second quarter of 2002, because of WorldCom’s financial difficulties, we recorded revenues from WorldCom upon payment. This resulted in revenues of $582,000 being deferred during the quarter. The following table is the percentage of total revenues for our two largest customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
WorldCom, Inc.	17%	37%	18%	36%
AT&T	18%	8%	17%	8%

Gross Profit.    As a percentage of revenues, gross profit for the three months ended June 30, 2002 increased by 32 percentage points to 51%, as compared to 19% for the same period of 2001. Gross profits for the six months were 56% for 2002 versus 33% for 2001. The percentage point improvement in gross profits for both the second quarter and six-month periods was primarily attributable to higher excess and obsolete inventory charges in 2001, an asset impairment charge in 2001 and a more favorable product mix in the Multiplexer and Inverse Multiplexer product lines in 2002.

Research and Development.    Research and development expenses totaled $1,058,000 for the second quarter of 2002, which was $963,000 or 48% below the second quarter 2001 spending of $2,021,000. For the six months ending June 30, 2002, research and development costs totaled $2,037,000 as compared to the comparable six-month period of 2001 spending of $4,117,000 or a 51% decline. The expense reductions in both the second quarter and six-month periods were primarily due to lower staffing levels, lower software expenses and a decline in materials cost, resulting from the restructuring programs enacted in 2001 and the second quarter of 2002.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 24% to $4,259,000 during the three months ended June 30, 2002, as compared to $5,633,000 in 2001. For the six months ending June 30, 2002, selling, general and administrative expenses were $8,546,000, compared to $11,697,000 for the same period of 2001, which represents a $3,151,000 or 27% reduction from last year. The reduced spending level was mainly due to lower salary, benefit, travel, and outside service expenses resulting from reductions to our workforce as well as lower commission expense from lower sales.

Selling, general and administrative expenses include contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. The allocated costs of these services amounted to $116,000 for the second quarter and $232,000 for the first six months of 2002, which was the same as the second quarter and first six months of 2001, respectively.

Restructuring.    On May 31, 2002, we announced a corporate restructuring and workforce consolidation. As a result, 16 positions were eliminated from our workforce. The effect of implementing this program was a one-time charge to results in the second quarter of $394,000. Partially offsetting this charge was a $141,000 reduction to the prior restructuring reserve for outplacement services, which were not fully utilized by some of the laid-off employees.

Interest and Other Income.    Interest and other income amounted to $132,000 and $218,000 for the second quarter and first six months of 2002 as compared to $364,000 and $773,000 for the same periods of 2001, respectively. Interest income, which is the major component of interest and other income, was $113,000 for the second quarter of 2002, compared to $358,000 for the same period in 2001. For the first six months of 2002, interest income was $228,000 versus $786,000 for the first six months of 2001. The lower interest income for the six-month period was attributed to lower average interest rates (2% versus 6%) and lower average cash and short-term investment balances ($21 million versus $27 million). Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better.

Provision for Income Taxes.    The six-month 2002 tax benefit of $1,856,000 is comprised primarily of an expected income tax refund as a result of a 2002 change in the federal income tax code. The tax code change allows corporations with certain tax losses to file for refunds for taxes paid in previous years. The tax benefit of $1,856,000 is mainly due to our filing for total refunds of $1,894,000 for taxes paid in 1996, 1997 and 1998.

Net loss.    The net loss for the three months ended June 30, 2002 amounted to $2,499,000, as compared to a net loss of $26,462,000 in 2001. The lower net loss in the second quarter of 2002 was primarily due to a valuation allowance charge against the deferred tax asset, restructuring costs and asset impairment charges, all of which were incurred in the second quarter of 2001 as well as lower operating expenses in 2002, largely resulting from our restructuring programs. For the six months ending June 30, 2002, the net loss was $1,136,000, compared to a net loss of $27,958,000 for the same period of 2001. The lower net loss for the first six months of 2002 versus the first six months of 2001 was primarily due to the valuation allowance charge against the deferred tax asset, restructuring costs and asset impairment charges in 2001 as well as lower operating expenses in 2002, largely resulting from our restructuring programs.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $10,444,000 and short-term investments of $10,213,000. Cash and short-term investments declined by approximately 2% from $21,005,000 on December 31, 2001 to $20,657,000 on June 30, 2002. The $348,000 decrease in cash and short-term investments in the first six months of 2002 is primarily attributable to the net loss for the period, payments for licenses, purchases of fixed assets and severance payments related to the restructuring. These decreases to cash were partially offset by cash receipts from the collections of customer accounts receivable.

Capital expenditures for the first six months of 2002 were $95,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $500,000 for 2002.

We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson Inc. (the “Credit Agreement”). The Credit Agreement expires in December 2003. This agreement contains various representations, covenants, conditions and events of default typical for financing a business of a similar size and nature, including a condition to any drawdown that no material adverse change has occurred in the Company’s financial condition or results of operation. We currently have a letter from Axel Johnson Inc. dated August 8, 2002, stating that it is Axel Johnson’s intent to allow borrowings under the credit line, provided Larscom does not experience any material and adverse change after August 8, 2002. Upon an event of default or upon election by Axel Johnson if it no longer holds at least a majority of our outstanding voting power or it has elected less than a majority of our directors, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we and Axel Johnson Inc. have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities. As of June 30, 2002 Axel Johnson owned 53% of our Class A and Class B Common Stock, representing 82% of the outstanding voter power.

We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the next 12 months. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to request borrowings under our credit line with Axel Johnson Inc. or seek additional capital from other sources. In that event, it is possible we would not be able to make the representations and warranties necessary to effect a borrowing under the Axel Johnson Inc. Credit Agreement or obtain adequate capital from other sources.

The effects of inflation on our revenues and operating income have not been material to date.

Recent Accounting Pronouncements:

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Our entire industry is in an extended downturn.    The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of severity or duration of this economic downturn or the reduction to demand in the telecommunications industry. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. As recently as the first six months of 2002, order demand from our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

We expect to continue to incur operating losses and may not be profitable in the future.    We have experienced substantial net losses, including a net loss of $30,879,000 in 2001 and had an accumulated deficit of $61,756,000 as of June 30, 2002. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

Our prospects for growth depend on recently-introduced products, products under development and products licensed from others.    We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products, products that may be introduced in the future and products that we license from others. These include, for example, the Larscom 6200 and the Orion 5000, 5001 and 5003, all of which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn has caused sales of new products, such as ours, to be well below expectations. In addition, we have licensed the intellectual property and development rights for the Orion 5000, 5001 and 5003. Our dependence on others for the initial design of this product increases the risk that we may not be successful with future enhancements to the product line. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

We conducted three rounds of restructuring/layoffs in the past twelve months.    Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people) of the base 2001 workforce. On May 31, 2002 we announced another reduction in force of approximately 15% (16 people) of our remaining workforce. Thirty-two percent (33 people) of the total reductions in employees were from engineering personnel. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue in 2002. Therefore, there can be no assurance that another restructuring and/or workforce reduction will not be required. In addition, our June 2001, October 2001 and May 2002 workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

Rapid technological change could hurt our ability to compete.    The telecommunications equipment industry is characterized by rapidly-changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. In the past, some of the products we have planned and introduced have not met our sales expectations.

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

We depend upon a small number of customers.    A small number of customers have accounted for a significant percentage of our sales. Our largest customer, WorldCom, recently filed for bankruptcy, which could lead to a substantial loss in their customer base or a major reorganization, all of which could influence their order levels to us. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

Results in any period could also be affected by changes in:

•	market demand,

•	competitive market conditions,

•	market acceptance of new or existing products,

•	sales channel development costs,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	our sales promotion activities,

•	our ability to expand our sales and marketing organizations effectively,

•	our ability to attract and retain key technical and managerial employees

•	and general economic conditions.

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

We depend heavily on component availability and key suppliers.    On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from several single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products without incurring significant costs. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products there can be no assurance that we would be able to do so, in a timely manner without incurring substantial additional costs, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have a material adverse effect on our business and operating results. We generally do not have any long-term contracts with our suppliers and, in fact, we have made a recent decision to change our major supplier for contract manufacturing. It is possible that our new major contract supplier and other suppliers will not continue to be able and willing to meet our future requirements.

The market for our products is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.    Competition in the market place for high-speed network-access products is intense. Our products compete primarily with Quick Eagle Networks, Verilink, Kentrox, Cisco Systems, Alcatel, ADTRAN, RAD, Telco Systems, Carrier Access and Paradyne. We compete to a lesser extent with other telecommunications equipment companies. Many of our competitors have more broadly developed distribution channels and have made greater advances than we have in emerging technologies. Cisco Systems and Atcatel are two of the largest communications equipment companies in the world. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

Our business could be materially and adversely affected by shifts in the use of technology common throughout the industry today.     Three possible shifts are:

•	the integration of CSU/DSU technology into routers and switches,

•	a move from T1/E1 services to more Ethernet-based services

•	and the increase in demand for more managed, customer-premise-based services.

The failure to accommodate these shifts in technology could impact sales of our products and have a material adverse affect on our business and operating results.

We are controlled by Axel Johnson Inc.    Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson Inc. is the sole holder of the Class B Common Stock. As a result, Axel Johnson Inc. has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom. There can be no assurance that Axel Johnson will not affect our corporate actions in a manner that conflicts with the interest of our other shareholders.

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

We are significantly engaged in selling in international markets, which results in operational difficulties and risks.    Sales outside the U.S. approximated 18% of our revenues for the first six months of 2002. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

We have developed an indirect distribution channel for sales to domestic customers.    This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. Sales to large service providers continue to be handled by our direct sales force. As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and new methods of advertising and promoting products that will result in additional expenses.

We must comply with regulations and evolving industry standards.    The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as Asynchronous Transfer Mode, Frame Relay, Internet Protocol and Synchronous Optical Network/Synchronous Digital Hierarchy evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have a material adverse effect on our business and operating results.

We may not be able to protect our intellectual property and proprietary information.    We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. We have been issued only one U.S. patent to date. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be materially adversely affected.

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

We provide our customers a three-year or longer warranty on most product lines.    Complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Although we believe that our reserves for estimated future warranty costs are adequate, our estimates, particularly those related to products that have been recently introduced, might not be correct. Warranty claims in excess of those expected could have a material adverse effect on our business and operating results.

As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition.    As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. With the exception of our acquisition of NetEdge in 1997, we have no recent experience in integrating acquired businesses with our existing business. Our operation of any acquired business would involve numerous risks including:

•	problems integrating any acquired operations with our own,

•	unanticipated costs,

•	diversion of management’s attention from our core business,

•	adverse effects on existing business relationships with customers,

•	risks associated with entering markets in which we have no or limited experience

•	and the potential loss of key employees, particularly those of the purchased organization.

Our Class A Common Stock has traded below one dollar and may be subject to de-listing from the Nasdaq National Markets.    On July 16, 2002, we received a notice from Nasdaq that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq provided us 90 calendar days, or until October 14, 2002 to regain compliance with this requirement or face de-listing from trading on Nasdaq. There can be no assurance that our trading price will be at or above Nasdaq’s requirements for the necessary time periods mandated by Nasdaq. If we are unable to meet Nasdaq’s listing requirements our Class A Common Stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our Class A Common Stock, could be adversely impacted as a result.

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

At June 30, 2002, our investment portfolio included fixed-income securities, of the quality described above, with a fair-market value of approximately $10.2 million. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10% decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short in duration, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% interest rate reduction occurred on July 1, 2002 and remained in effect throughout 2002, our interest income and our cash flow would be reduced by approximately $4,000 in 2002. We do not hold any long-term fixed instruments.

Foreign Currency Exchange Rate Risk.    Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. However, certain of our sales and marketing expenses are incurred in local currencies, principally the British Pound. Consequently, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10% change in the exchange rate for the British Pound or any other foreign currency would not be material to us.

Part II:     Other Information

Item 1:     Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 2:     Changes in Securities.

Not Applicable.

Item 3:     Defaults upon Senior Securities.

Not Applicable.

Item 4:     Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the annual meeting on May 22, 2002:

1.	Election of (6) directors of the Company.

	Votes Cast
	For	Withheld
Donald G. Heitt	48,455,389	38,222
Lawrence D. Milligan	48,262,685	230,926
Richard E. Pospisil	48,442,248	51,363
Daniel L. Scharre	48,262,689	230,922
Joseph F. Smorada	46,712,389	1,781,222
Desmond P. Wilson III	48,262,689	230,922

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company: For 48,441,928, Against 27,065, Abstain 24,618.

Item 5:     Other Information

Leonard Eisenstein joined us as Vice President, Worldwide Sales, effective May 29, 2002.

Stephen A. Gartner, Vice President, Domestic Sales, left the Company on May 29, 2002.

Amin Pessah, Vice President, International Sales, left the Company on May 28, 2002.

Item 6:     Exhibits and Reports on Form 8-K.

a.     Exhibits.

*10.1	Amended and Restated Promissory Note (No. 1) by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
*10.2	Amended and Restated Promissory Note (No. 2) by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
*10.3	Restructuring Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10.4	Intellectual Property Security Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10.5	License Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
*10.6	Supply Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
*10.7	Employment Offer Letter Agreement by and between Larscom Incorporated and Leonard Eisentein dated May 3, 2002.
*10.8	Letter Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated April 9, 2002.
99.1	Periodic Report Certification filed pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*
Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

b.     Reports.

We filed one report on Form 8-K on June 3, 2002. Information regarding the item reported is as follows: Larscom Incorporated issued a press release on May 31, 2002 announcing a corporate restructuring and realignment of its sales force under the leadership of Len Eisenstein, the newly appointed Vice President of Worldwide Sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date August 12, 2002	By:	/s/ DANIEL L. SCHARRE
Daniel L. Scharre President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DONALD W. MORGAN
Donald W. Morgan Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	*Amended and Restated Promissory Note (No. 1) by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.2	*Amended and Restated Promissory Note (No. 2) by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.3	*Restructuring Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.4	Intellectual Property Security Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.5	License Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.6	*Supply Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.7	*Employment Offer Letter Agreement by and between Larscom Incorporated and Leonard Eisentein dated May 3, 2002.

10.8	*Letter Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated April 9,2002.

99.1	Periodic Report Certification filed pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

*
Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.