Form 10-Q
period 2002-09-30
LARSCOM INC
filed 2002-11-06
CIK 1024047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of the registrant’s shares outstanding as of November 5, 2002, was 8,861,295 of Class A Common Stock and 10,000,000 of Class B Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

Part I:    Financial Information

Item 1:    Financial Statements (Unaudited)

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$15,401	$9,789
Short-term investments	5,043	11,216
Accounts receivable, net	2,555	4,227
Inventories	4,127	3,575
Income tax receivable	112	59
Due from Axel Johnson Inc.	651	574
Prepaid expenses and other current assets	854	1,598

Total current assets	28,743	31,038
Property and equipment, net	2,218	3,135
Other non-current assets, net	250	—

Total assets	$31,211	$34,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,883	$2,115
Accrued expenses and other current liabilities	7,459	7,120

Total current liabilities	9,342	9,235
Other non-current liabilities	1,715	2,162

Total liabilities	11,057	11,397

Stockholders’ equity:
Class A Common Stock	89	88
Class B Common Stock	100	100
Additional paid-in capital	83,231	83,210
Accumulated other comprehensive income/(loss)	10	(1)
Accumulated deficit	(63,276)	(60,621)

Total stockholders’ equity	20,154	22,776

Total liabilities and stockholders’ equity	$31,211	$34,173

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product revenues	$4,009	$8,905	$14,725	$29,519
Service revenues	1,333	1,470	4,162	4,342

Total revenues	5,342	10,375	18,887	33,861

Product cost of revenues	1,926	4,884	7,232	19,498
Service cost of revenues	202	421	815	1,579

Total cost of revenues	2,128	5,305	8,047	21,077

Gross profit	3,214	5,070	10,840	12,784

Operating expenses:
Research and development	1,036	1,697	3,073	5,814
Selling, general and administrative	3,844	4,909	12,390	16,606
Restructuring	(61)	—	192	4,761

Total operating expenses	4,819	6,606	15,655	27,181

Loss from operations	(1,605)	(1,536)	(4,815)	(14,397)
Interest and other income	90	284	308	1,057

Loss before income taxes	(1,515)	(1,252)	(4,507)	(13,340)
Income tax provision/(benefit)	5	26	(1,851)	15,896

Net loss	$(1,520)	$(1,278)	$(2,656)	$(29,236)

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.14)	$(1.56)

Basic and diluted weighted average shares	18,858	18,823	18,852	18,800

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,656)	$(29,236)
Depreciation and amortization	1,164	1,624
Non-cash restructuring and cost of revenue charges	—	2,280
Decrease in deferred income taxes	—	15,790
Increase/(decrease) in deferred revenue	587	(205)
Decrease in accrued restructuring	(855)	(1,858)
Net decrease in other working capital accounts	1,824	8,113

Net cash provided by/(used in) operating activities	64	(3,492)

Cash flows from investing activities:
Purchases of property and equipment	(192)	(1,195)
Purchases of short-term investments	(9,248)	(15,066)
Sales and maturities of short-term investments	15,420	20,851
Purchase of licenses	(333)	—

Net cash provided by investing activities	5,647	4,590

Cash flows from financing activities:
Payments to Axel Johnson Inc.	(77)	(605)
(Decrease)/increase in long-term deposits and capital lease obligations	(55)	42
Proceeds from issuances of Class A Common Stock	22	367

Net cash used in financing activities	(110)	(196)

Effect of unrealized investment gain and foreign exchange rates on cash	11	—

Increase in cash and cash equivalents	5,612	902
Cash and cash equivalents at beginning of period	9,789	7,741

Cash and cash equivalents at end of period	$15,401	$8,643

Supplemental disclosure of cash flow information:
Interest paid	$2	$2

Income taxes paid	$39	$69

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

The condensed consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2—Inventories:

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$1,147	$1,608
Work-in-process	563	520
Finished goods	2,417	1,447

	$4,127	$3,575

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

A sublease agreement was signed on February 27, 2002, between us and Silicon Wireless Corporation, a start-up company that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. The agreement includes an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the associated real-estate accrual as the sublease income is received. During the third quarter of 2002, restructuring reserves were reduced by $61,000 as a result of rent collected from Silicon Wireless Corporation for our RTP facility. We expect the real estate lease obligation will be paid-out by January 2007.

The following table provides details on the activity and remaining balances of the 2001 and 2002 restructuring charges as of September 30, 2002:

	Total Charges	Cumulative Cash Charges	Cumulative Non-Cash Charges & Adjustments	Reserve September 30, 2002
	(in thousands)

Employee termination costs	$3,246	$(2,973)	$(161)	$112
Real estate lease	2,532	(622)	—	1,910
Fixed asset write-down	388	—	(388)	—

Total	$6,166	$(3,595)	$(549)	$2,022

On October 21, 2002, we announced an additional round of layoffs. See Note 10.

Note 4—Deferred Tax Assets:

Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. In 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by us in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The valuation allowance was reduced by $1,894,000 in the first quarter of 2002 due to our ability to utilize additional net operating loss carry-backs against taxes paid in 1996, 1997 and 1998. This is a result of the 2002 change in the federal income tax code for tax loss carry-back provisions. A federal tax filing was made during the third quarter of 2002 and a rebate was received during the quarter for the entire $1,894,000 amount. The deferred tax asset balance as of September 30, 2002 amounted to $20,865,000 and the valuation allowance balance was $20,865,000.

Additional deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that an additional portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

Note 5—Net Loss Per Share:

Basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Common Stock outstanding and the dilutive effect of options to purchase shares of Common Stock. In computing diluted earnings per share, the average price of our Common Stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. In the net loss per share computation, the effect of options to purchase shares of Common Stock is excluded, as their effect is antidilutive.

The following table shows how basic and diluted net loss per share is computed (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,520)	$(1,278)	$(2,656)	$(29,236)

Basic and diluted weighted average Class A and B Common Stock outstanding	18,858	18,823	18,852	18,800

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.14)	$(1.56)

Weighted average in-the-money Class A Common Stock options outstanding excluded from the basic and diluted loss per share calculation	—	—	1	251

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

Note 7—Commitments and Contingencies:

In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. We made no payments for indemnification of customers under these agreements for either of the first nine months of 2002 or 2001.

Note 8—Geographic Information:

Revenue and long-lived assets related to operations in the United States and other countries for the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 and December 31, 2001 are as follows (in thousands):

Revenues (a)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$4,343	$9,096	$15,463	$28,184
Other countries	999	1,279	3,424	5,677

Total	$5,342	$10,375	$18,887	$33,861

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations.
	As of
Long-Lived Assets	September 30, 2002	December 31, 2001
United States	$2,459	$3,125
Other countries	9	10

Total	$2,468	$3,135

Note 9—Recent Accounting Pronouncements:

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 10—Subsequent Events:

On October 21, 2002, due to the continued decline in the telecommunications business and the difficult economic environment, we announced a further reduction in force to align our expenses with our anticipated revenue levels. We eliminated 14 positions, reducing the total work force to 91 people. As a result, we expect to report pretax restructuring charges of approximately $200,000 in the fourth quarter of 2002.

We also announced on October 21, 2002 that our application to transfer from the Nasdaq National Market to the SmallCap Market was approved. The move comes after we failed to meet Nasdaq National Market’s requirements for minimum bid price and market value of publicly held shares. The transfer became effective as of the commencement of trading on October 23, 2002.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The market for telecommunications equipment is going through a period of rationalization and contraction as service providers digest the network “overbuild” of the late 1990’s and 2000. This excess has left most service providers, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business is generally suffering as a result, our restructuring programs have substantially reduced our operating expense levels in the first three quarters of 2002 versus the operating expense levels during the four quarters of 2001.

Results of Operations

Revenues.    Our consolidated revenues of $5,342,000 for the third quarter ended September 30, 2002 declined 49% from 2001’s third quarter revenues of $10,375,000. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year’s third quarter with a combined revenue reduction of $4,978,000 or 99 percent of the $5,033,000 total reduction. For the nine months ending September 30, 2002, revenues totaled $18,887,000, which was 44% below the comparable nine-month period of 2001, when total revenues were $33,861,000. Reduced Multiplexer and Inverse Mutiplexer product line shipments were also the primary contributors to the lower revenues in the first nine months of 2002 versus 2001.

By channel of distribution, the bulk of the revenue reductions for the third quarter of 2002 as compared to the third quarter of 2001 came from service providers (“SPs”) and end users, while the reductions for the first nine months of 2002 versus the comparable periods of 2001 were attributable to lower direct sales to SPs, domestic and international distributors and end users. Shipments to international locations represented 19% of total revenues during the third quarter of 2002 and were 22% lower than the same period of 2001. For the nine-month period, international revenues were 18% of total revenues and 40% lower than the same period of last year.

The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 36% of the total revenues for the first nine months of 2002 versus 46% for the first nine months of 2001. The financial difficulties at WorldCom, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. At the end of the third quarter, we had deferred revenues of $458,000 and reserves against open accounts receivable balances of $67,000 because the shipments for these amounts occurred prior to WorldCom’s bankruptcy filing. After the bankruptcy filing, because of WorldCom’s debtor-in-possession financing and their timely payment for shipments made after the bankruptcy filing, we resumed the recording of revenues upon shipment to WorldCom. The following table is the percentage of total revenues for our two largest customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
WorldCom, Inc.	26%	39%	21%	37%
AT&T	10%	7%	15%	8%

Gross Profit.    Our total gross margin dollars for the third quarter of 2002 and the first nine months of 2002 were $3,214,000 and $10,840,000 versus $5,070,000 and $12,784,000 million for the same periods of 2001, respectively. The reduction in gross margin dollars for the 2002 periods versus the 2001 periods was primarily due to sales volume declines partially offset by improvements to our gross margin percentage. Our gross profit percentage in last year’s third quarter was 49% or 11 percentage points lower than this year’s third-quarter result of 60 percent. This improvement was largely due to higher 2001 Orion 5000 manufacturing costs, overall material costs and warranty costs. The 19 percentage point improvement from 38% for the first nine months of 2001 to 57% for the first nine months of 2002 was primarily due to higher 2001 excess and obsolete inventory charges, an asset impairment charge in 2001 as well as higher 2001 Orion 5000 manufacturing costs, overall material costs and warranty costs.

Research and Development.    Research and development expenses totaled $1,036,000 for the third quarter of 2002, which was $661,000 or 39% below the third quarter 2001 spending of $1,697,000. For the nine months ending September 30, 2002, research and development costs totaled $3,073,000 or a 47% decline as compared to the like nine-month period of 2001 when spending was $5,814,000. The expense reductions in both the third quarter and nine-month periods were primarily due to lower employee related expenses, lower outside services expenses, lower depreciation and a decline in repairs and maintenance cost, all of which resulted from the restructuring programs enacted in 2001 and the second quarter of 2002.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 22% to $3,844,000 during the three months ended September 30, 2002, as compared to $4,909,000 for the same period in 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses were $12,390,000, compared to $16,606,000 for the same period of 2001, which represents a $4,216,000 or 25% reduction from last year. The reduced spending level was mainly due to lower salary, benefit, travel, communication and outside service expenses resulting from reductions to our workforce as well as lower commission expense from lower sales.

Selling, general and administrative expenses include contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. The allocated costs of these services amounted to $116,000 for the third quarter and $349,000 for the first nine months of 2002, which was the same as the third quarter and first nine months of 2001, respectively.

Restructuring.    During the third quarter of 2002, we reduced our restructuring expenses by $61,000 compared to the third quarter of 2001 as a result of rental income we received for subleasing our leased facility in Durham, North Carolina. For the nine-month period of 2002, net restructuring charges were $192,000 reflecting a June 2002 charge for a workforce reduction of 16 positions, partially offset by a reduction in charges for outplacement services not fully utilized by laid-off employees and rental income for the Durham, North Carolina leased facility received in the third quarter. That compares to a $4,761,000 restructuring charge for the first nine months of 2001 when we reduced our workforce by 53 people, closed our leased facility in Durham, North Carolina and wrote-off assets associated with the closing.

Interest and Other Income.    Interest and other income amounted to $90,000 and $308,000 for the third quarter and first nine months of 2002, respectively, as compared to $284,000 and $1,057,000 for the same periods of 2001, respectively. Interest income, which is the major component of interest and other income, was $111,000 for the third quarter of 2002, compared to $297,000 for the same period in 2001. For the first nine months of 2002, interest income was $339,000 versus $1,083,000 for the first nine months of 2001. The lower interest income for the nine-month period was attributed to lower average interest rates (2% versus 6%) and lower average cash and short-term investment balances ($21 million versus $26 million). Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better.

Provision for Income Taxes.    The tax benefit of $1,851,000 for the nine-month period ended September 30, 2002 is comprised primarily of an income tax refund as a result of a 2002 change in the federal income tax code. The tax code change allows corporations with certain tax losses to file for refunds for taxes paid in previous years. The tax benefit of $1,851,000 is mainly due to our filing for total refunds of $1,894,000 for taxes paid in 1996, 1997 and 1998.

Net loss.    The net loss for the three months ended September 30, 2002 increased 19% to $1,520,000, as compared to a net loss of $1,278,000 for the same period in 2001. The higher net loss in the third quarter of 2002 was mainly due to a 49% decline in total revenues partially offset by reductions in expenses as a result of our restructuring programs. For the nine months ending September 30, 2002, the net loss was $2,656,000, compared to a net loss of $29,236,000 for the same period of 2001. The lower net loss for the first nine months of 2002 versus the first nine months of 2001 was primarily due to a valuation allowance charge against the deferred tax assets, higher restructuring costs and asset impairment charges in 2001 as well as lower operating expenses in 2002, largely resulting from our restructuring programs.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents of $15,401,000 and short-term investments of $5,043,000. Cash, cash equivalents and short-term investments declined by approximately 3% from $21,005,000 on December 31, 2001 to $20,444,000 on September 30, 2002. The $561,000 decrease in cash and short-term investments in the first nine months of 2002 is primarily attributable to the net loss for the period, payments for licenses, purchases of inventories and fixed assets and severance payments related to the restructurings. These decreases to cash were partially offset by the receipt of a federal tax rebate of $1,894,000 and cash receipts from the collections of customer accounts receivable.

Capital expenditures for the first nine months of 2002 were $192,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $455,000 for 2002.

We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson Inc. (the “Credit Agreement”). The Credit Agreement expires in December 2003. This agreement contains various representations, covenants, conditions and events of default typical for financing a business of a similar size and nature, including a condition to any drawdown that no material adverse change has occurred in the Company’s financial condition or results of operation. We currently have a letter from Axel Johnson Inc. dated August 8, 2002, stating that it is Axel Johnson’s intent to allow borrowings under the credit line, provided we do not experience any material and adverse change after August 8, 2002. Upon an event of default or upon election by Axel Johnson if it no longer holds at least a majority of our outstanding voting power or it has elected less than a majority of our directors, any borrowings under the line of credit shall become payable in full. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we and Axel Johnson Inc. have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities. As of September 30, 2002 Axel Johnson owned 53% of our Class A and Class B Common Stock, representing 82% of the outstanding voter power.

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

Recent Accounting Pronouncements:

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Our entire industry is in an extended downturn.    The downturn for the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, have negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of severity or duration of this economic downturn or the reduced demand in the telecommunications industry. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. As recently as the first nine months of 2002, order demand from our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

We expect to continue to incur operating losses and may not be profitable in the future.    We have experienced substantial net losses, including a net loss of $30,879,000 in 2001 and had an accumulated deficit of $63,276,000 as of September 30, 2002. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

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

We conducted four rounds of restructuring/layoffs in the past seventeen months.    Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people) of the base 2001 workforce. On May 31, 2002 we announced another reduction in force of approximately 15% (16 people) of our remaining workforce. On October 21, 2002, we announced a reduction of 13% of our current workforce (14 people). Thirty-three percent (39 people) of the total reductions in employees were from engineering personnel. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue in 2002. Therefore, there can be no assurance that another restructuring and/or workforce reduction will not be required. In addition, our June 2001, October 2001, May 2002 and October 2002 workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

We depend upon a small number of customers.    A small number of customers have accounted for a significant percentage of our sales. Our largest customer, WorldCom, filed for bankruptcy this year, which could lead to a substantial loss in their customer base or a major reorganization, all of which could influence their order levels to us. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit, or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

Results in any period could also be affected by changes in:

•	market demand,

•	competitive market conditions,

•	market acceptance of new or existing products,

•	sales channel development costs,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	our sales promotion activities,

•	our ability to expand or contract our sales and marketing organizations effectively,

•	our ability to attract and retain key technical and managerial employees,

•	and general economic conditions.

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

Our business could be materially and adversely affected by shifts in the use of technology common throughout the industry today.    Three possible shifts are:

•	the integration of CSU/DSU technology into routers and switches,

•	a move from T1/E1 services to more Ethernet-based services,

•	and the increase in demand for more managed, customer-premise-based services.

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

During growth periods, it is difficult to hire all the qualified personnel we need.    To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense during times when business in the telecommunications equipment industry is strong. In the past, we have had difficulty in filling all of our hiring requisitions. Our failure to manage any expansion or contraction effectively could have a material adverse effect on our business and operating results.

We are significantly engaged in selling in international markets, which results in operational difficulties and risks.    Sales outside the U.S. approximated 18% of our revenues for the first nine months of 2002. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries, as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business and operating results.

We have recently reorganized our sales force.    In October of 2002, we reorganized our sales force to concentrate on four account types:

•	major accounts,

•	carrier accounts,

•	US indirect channels (distributors and resellers) and enterprise customers,

•	and overseas accounts.

As part of this reorganization we will be reassigning certain of our sales people to a different list of customers and different types of customers. There is a risk that the new relationships with customers resulting from the reorganization might not be as productive as the prior organization in the near term or at all. Failure of the new organization to achieve sales productivity goals could have a material adverse effect on our business and operating results.

We have developed an indirect distribution channel for sales to domestic customers.    This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. There are a number of risks associated with an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and new methods of advertising and promoting products that will result in additional expenses. All of these risk factors could have a material adverse effect on our business and operating results.

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

As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition.    As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. With the exception of our acquisition of NetEdge in 1997, we have no recent experience in integrating acquired businesses with our existing business. Our operation of any acquired business would involve numerous risks including:

•	problems integrating any acquired operations with our own,

•	unanticipated costs,

•	diversion of management’s attention from our core business,

•	adverse effects on existing business relationships with customers,

•	risks associated with entering markets in which we have no or limited experience,

•	and the potential loss of key employees, particularly those of the purchased organization.

Our Class A Common Stock has traded below one dollar and may be subject to de-listing from the Nasdaq SmallCap Market. On July 16, 2002, we received a notice from Nasdaq that our Common Stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days as well as the minimum requirements for market value of publicly traded shares on the Nasdaq National Market. As a result, Nasdaq provided us 90 calendar days, or until October 14, 2002 to regain compliance with this requirement or face de-listing from trading on the Nasdaq National Market. Prior to our de-listing, we submitted an application to Nasdaq for transfer to their SmallCap market. The application was approved and our stock began trading on the Nasdaq SmallCap market effective on October 23, 2002. There can be no assurance that our trading price will be at or above Nasdaq’s SmallCap requirements for the necessary time periods mandated by Nasdaq. If we are unable to meet Nasdaq’s SmallCap listing requirements our Class A Common Stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our Class A Common Stock, could be adversely impacted as a result.

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

At September 30, 2002, our investment portfolio included fixed-income securities, of the quality described above, with a fair-market value of approximately $5.0 million. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10% decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short in duration, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% interest rate reduction occurred on October 1, 2002 and remained in effect throughout 2002, our interest income and our cash flow would be reduced by approximately $3,200 in 2002. We do not hold any long-term fixed instruments.

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

Item 4:    Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

b.	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II:    Other Information

Item 1:    Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 2:    Changes in Securities.

Not applicable.

Item 3:    Defaults upon Senior Securities.

Not applicable.

Item 4:    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5:    Other Information.

Not applicable.

Item 6:    Exhibits and Reports on Form 8-K.

a.	Exhibits.

10.1	Letter dated August 8, 2002 from Axel Johnson Inc. to waive the No MAC Condition to the Credit Agreement between Larscom Incorporated and Axel Johnson Inc.

99.1	Periodic Report Certification filed pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

b.	Reports.

We filed one report on Form 8-K on July 2, 2002. Information regarding the item reported is as follows: Larscom Incorporated issued a press release on July 2, 2002 announcing the appointment of Allen R. Adams to its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date	November 5, 2002	By	/s/ DANIEL L. SCHARRE
Daniel L. Scharre President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ DONALD W. MORGAN
Donald W. Morgan Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Daniel L. Scharre, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Larscom Incorporated;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

By:	/s/ DANIEL L. SCHARRE
Chief Executive Officer

I, Donald W. Morgan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Larscom Incorporated;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

By:	/s/ DONALD W. MORGAN
Chief Financial Officer

EXHIBIT INDEX

10.1	Letter dated August 8, 2002 from Axel Johnson Inc. to waive the No MAC Condition to the Credit Agreement between Larscom Incorporated and Axel Johnson Inc.

99.1	Periodic Report Certification filed pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)