Form 10-K
period 2002-12-31
LARSCOM INC
filed 2003-03-14
CIK 1024047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Class A Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange Exchange Act Rules 12b-2. Yes  ☐ No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $5,980,000.

The number of the registrant’s shares outstanding as of February 28, 2003, was 8,867,295 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the to-be-filed Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results that we achieve may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth under the “Certain Factors Affecting Future Operating Results” section (in Part II, Item 7) and elsewhere in this Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report, and in our other reports filed with the Securities and Exchange Commission (“the SEC”), that attempt to advise interested parties on the risks and factors that may affect our business.

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov. We make available free of charge on or through our Internet website our SEC filings on Form 10-K, 10-Q and 8-Ks and amendments thereto as soon as reasonably practicable after electronic filing with the SEC.

Overview

Larscom Incorporated manufactures and markets high-speed network-access products for telecommunication service providers (“SPs”), and corporate enterprise users. Our product offerings support bandwidth requirements ranging from full and fractional T1/E1 to OC3. Additionally, our solutions support a number of networking protocols such as frame relay, asynchronous transfer mode (“ATM”), inverse multiplexing over ATM (“IMA”) and the Internet Protocol (“IP”).

Prior to Larscom’s initial public offering in December 1996, Larscom was a wholly-owned subsidiary of Axel Johnson Inc. (“Axel Johnson”). Upon consummation of that offering Axel Johnson owned 55% of the Class A and B Common Stock of Larscom and controlled 83% of the voting interest. As of December 31, 2002, Axel Johnson owned 53% of the Class A and B Common Stock of Larscom and controlled 82% of the voting interest.

Industry Overview

As corporate users continue to seek out new and innovative ways to reduce their expenses and improve their productivity through networking solutions, SPs and carriers continue to expand their service portfolios to meet growing customer demands. Local area networks (“LANs”) in today’s enterprises are a necessity for connecting in-building PC’s, servers, and voice applications. However, it is less and less often the case that the information and tools required by the business all reside within a single building or campus. This, coupled with the increasingly global nature of business and the need to move information quickly, has led to a greater reliance and need for strong corporate wide area networks (“WANs”).

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

2001 and 2002 were difficult years for many SPs. As a result, the overall capital spending for wire-line infrastructure significantly declined and it is anticipated that further reductions are likely in 2003. This significant reduction in capital expenditures has impacted the telecommunications and data communications equipment industry negatively.

Products

We help make our customers successful in their business through the use of reliable products that are backed by our service and support organization. The following describes the applications for each of our five product groups:

Multiplexers:

Products that enable several data-streams to be sent over a single physical line and be converted back to the individual data-streams at the receiving end. Multiplexers help to provide more efficient utilization of network resources by allowing multiple data sources to share a single connection to the WAN. Many of our Multiplexers incorporate CSU/DSU functionality. Multiplexers represented 46% of our sales in 2002.

Inverse Multiplexers:

Products that enable a single data-stream to be sent over several physical lines and converted back to a single data-stream at the receiving end. Larscom pioneered developments in inverse multiplexing to help customers “bridge the bandwidth gap” between T1/E1 and T3/E3. Fractional T3/E3 service, provided in this manner, allows SPs and corporate users to leverage the existing T1/E1-based infrastructure to provide affordable and readily-available high-speed services with an increased degree of fault tolerance. Inverse Multiplexers represented 22% of our sales in 2002.

Service-Delivery Platforms:

Products that enable service providers to have enhanced control and flexibility over the service they provide. Our Service-Delivery Platforms allow SPs to deploy new services such as transparent LAN services, managed frame-relay services and multi-customer WAN services. Service-Delivery Platforms represented 4% of our sales in 2002.

CSU/DSUs:

Products that provide an interface between user data communications equipment and SPs. They perform framing, line-conditioning and equalization functions. Channel service units/data service units (“CSU/DSUs”) provide interconnection between the LAN and the WAN. CSU/DSUs represented 5% of our sales in 2002.

Service:	Repair, maintenance, installation and training. Service represented 23% of our sales in 2002.

Specific products that fall under each product grouping are discussed below:

Multiplexers:

Orion 5000.    The Orion 5000 multiplexer is designed for high-density, optical-friendly traffic aggregation. With direct interface to both TDM and Synchronous Optical Network (“SONET”)/Synchronous Digital Hierarchy (“SDH”) network architectures, the Orion 5000 is designed to enable the migration to fiber-based transports. Able to house up to seven redundant programmable M13 multiplexers (aggregating up to 196 T1 lines or 147 E1 lines) in a compact two RU 23-inch chassis, the Orion 5000 is one of the densest M13 multiplexers on the market. The M13 multiplexer also has a programmable capability for either DS3 or STS-1 traffic. Taking T1/E1 traffic aggregation to the next evolutionary step, direct optical access is provided by the Orion 5000’s OC3/STM-1 interface. The Orion 5000 consolidates up to three DS3s into an OC3/STM-1 connection.

Orion 5001.    The Orion 5001 provides M13 multiplexing in a compact, efficient form factor. Designed specifically to deliver a cost-effective solution with carrier-class reliability, the Orion 5001 multiplexes 28 T1s into a single T3. The compact Orion 5001 fits well as a replacement for traditional bulky M13 multiplexers wherever rack space is at a premium. While SPs backhaul traffic between central offices on a T3, the Orion 5001 allows the enterprise to seamlessly distribute T1 service across its campus. Where mission critical applications require an always-on connection, the twin M13 modules provide 1:1 redundancy. Rapid, configurable switching between modules minimizes frame loss. We believe that the Orion 5001 M13 multiplexer is among the most power-efficient products in its class. The carrier-class Orion 5001 is NEBS level 3 compliant; creating an ideal fit for both co-location and carrier deployment.

Orion 5003.    A natural extension to the Orion 5000 family of optical multiplexers, the Orion 5003 provides, optical-friendly DS3 or STS-1 traffic aggregation. With direct interfaces to both TDM and SONET/SDH network architectures, the Orion 5003 is designed to enable the migration to fiber-based transport. This OC-3/STM-1 multiplexer provides programmable support for DS3 or STS-1 traffic, allowing support of redundant Automatic Protection Switching (“APS”) optical pairs and multi-node Unidirectional Path-Switching Ring (“UPSR”) applications. The Orion 5003 multiplexes up to three DS3/STS-1 (channelized or clear channel) data streams. With built-in OC-3/STM-1 module redundancy, a SONET GR-253 standard interface, and NEBS compliance, the Orion 5003 provides carrier-class DS3 traffic aggregation in a compact, one-RU, 19-inch chassis, making it ideal for deployment at the customers’ premises. The Orion 5003 offers field-programmable multiplexing, and extensive monitoring and diagnostic capabilities. Management and redundant OC-3/STM-1 service modules provide protection from failure. NEBS level 3 compliance, low power consumption, and absence of fans make the Orion 5003 ideal for co-location and carrier deployment.

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

The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules provide transparent channels for applications such as LAN interconnection or video transmission. The T3 Mux and T1 Mux modules provide flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit, to act as a DS3 crossconnect, to combine T1 traffic from a digital private branch exchange (“PBX”) or to serve as a T1 multiplexer with inverse multiplexed data. The T3 Clear single-density and double-density modules provide clear channel 45 Mbps transmission and are fully interoperable with our Access-T45 products.

Orion 4500.    Linking one or two high-speed applications across a DS3 or E3 line, the Orion 4500 T3/E3 CSU/DSU Access Multiplexer serves a wide range of broadband applications. It is ideal for Internet backbones, scalable fractional DS3/E3 Internet access services, and corporate and public organizations needing the broad bandwidth of DS3 or E3 for WAN connections. The Orion 4500 splits the DS3 or E3 bandwidth between two high-speed serial ports. Each port can be configured in multiples of 3.158 Mbps (DS3, Larscom Access-T45 compatibility), 3.759 Mbps (E3 G.751 standard), or 3.072 Mbps (E3 G.832 standard), or one port can be used in clear-channel or unframed mode for full payload-line bandwidth. In addition, the Orion 4500 can automatically reconfigure bandwidth allocation for peak and non-peak usage. The flexibility of the Orion 4500 extends to its management options, which includes an integral SNMP agent plus a menu-driven terminal interface with an ASCII graphical test set. The Orion 4500 also provides detailed 24-hour performance histories, alarm logging and dial-out, and extensive loopback and test pattern options.

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

Inverse Multiplexers:

Mega-T/E.    We pioneered inverse-multiplexing solutions with the Mega-T, the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. It provides economical access to greater than T1 bandwidth for high-speed applications, delivering a data channel of up to 6 Mbps from four T1 circuits. We also manufacture and market an E1 version of the product, the Mega-E, to bridge the bandwidth gap between E1 and E3. Our patented inverse-multiplexing algorithm used for the Mega-T/E handles alignment of the individual T1s or E1s and allows for differential delay between individual T1s. This algorithm also allows the data transmission rate to be lowered automatically in the event that individual T1 circuits fail and to be raised automatically when the circuits are restored. The Mega-T/E has the ability to identify individual T1/E1 circuits, thereby simplifying troubleshooting. The Mega-T/E is primarily used for transport for high-speed LAN Internetworking, as well as frame-relay network-access above T1 or E1 speeds and real-time compressed voice traffic.

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

Service-Delivery Platforms:

Larscom 6000.    The Larscom 6000 is the first in a family of intelligent access devices, using the Frame-Relay Forum’s new standard for multilink frame relay (“MFR”) to provide inverse multiplexing benefits to frame-relay customers. With the addition of IP-forwarding functions, the Larscom 6000 removes the need for routers, assisting SPs in offering advanced services at a low total cost of operation. The Larscom 6000 also provides integrated service level agreement management without any additional hardware or monitoring/reporting systems, allowing customers to monitor performance statistics and to deliver them in a standardized format directly to a variety of core-management systems. Web-based device monitoring allows users to view the status of the Larscom 6000 from any web-enabled computer.

Larscom 6200.    The Larscom 6200 is a multi-service platform designed for carriers and enterprises worldwide needing connectivity at DS3/E3 speeds. The Larscom 6200 handles traffic with up to 45 megabits per second speeds (DS3/E3) in a single ATM connection, allowing data throughput to be maximized. The Larscom 6200 supports IP filtering and encapsulation over ATM as well as IP transport over ATM.

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

Customers

Our primary customers are SPs, distributors, systems integrators, value-added resellers (“VARs”), federal, state and local government agencies and end-user corporations.

We believe that our relationship with large customers, particularly the SPs, will be critical to our future success. Our customers prefer to purchase the majority of their network access solutions from a single vendor, which might benefit us if we broaden and enhance our product line. In 2002, 2001 and 2000 SPs represented 42%, 51% and 54%, respectively, of total revenues. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

	Year Ended December 31,
	2002	2001	2000
WorldCom Inc.	20%	38%	29%
AT&T	14%	9%	11%

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

The entire telecommunications industry, including our customers, is experiencing a significant slowdown. Our largest customer, WorldCom, filed for bankruptcy in 2002. This slowdown has materially affected our business levels.

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

Marketing and Sales

We sell our products in the U.S. primarily through our direct sales organization and to a lesser extent through VARs, systems integrators and distributors. Sales to large SPs are handled by our direct sales force. We continue to develop an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. As part of this strategy we have appointed certain sales people to sign up resellers and assist them in their sales efforts. There are a number of risks associated with the development of an indirect distribution channel. These include a reduction in our ability to forecast sales, potential reductions in customer satisfaction, loss of contact with users of our products and new methods of advertising and promoting the products, which will result in additional expenses. These, and other factors, could adversely impact our business.

We market our products internationally through our own direct sales force, non-exclusive international distributors and systems integrators. The United Kingdom sales force focuses on sales in Europe, the Middle East and Africa and the Hong Kong sales force focuses on the Asian market.

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

Customer Service and Support

Our products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The warranty period for most of our products is three years. We have service contracts with most of our major customers, and provide rapid-response service via arrangements with our service partner worldwide, NextiraOne Solutions. These contracts typically establish response time and level of service commitments, without penalties for non-performance. We maintain a 24-hour, 7-day a week technical assistance support center, and provide rapid response with contracted response times, plus a wide range of repair programs. We also provide technical applications assistance as well as customer and distributor product maintenance, installation services and training.

Research and Development

We believe that our future success depends on our ability to achieve technological leadership through timely enhancements of existing products and development of new products that meet customer needs. Our continued commitment to research and development, particularly related to emerging technologies, will be required for us to remain competitive.

Our product families are designed specifically to meet the demands of our larger customers. Relationships with these customers provide us with insight into their evolving needs and allow us to anticipate new technology requirements. Enhancements to our product families are being developed by including our major customers’ responses to our interview questions in the product definition and review process. Timely customer feedback is important to us in making modifications to existing products and designing new products.

The development of new, technologically-advanced products is a complex and uncertain process, requiring high levels of innovation. Expertise is required in the general areas of telephony, data networking and network management, as well as specific technologies such as Ethernet, DSL, ATM, SONET and SDH. Further, the telecommunications industry is characterized by the need to design products that meet industry standards. Such industry standards are often changing or incomplete as new and emerging technologies and service offerings are introduced by SPs. As a result, there is a potential for delays in product development due to the need to comply with new or modified standards. The introduction of new and enhanced products also requires that we manage the transitions from older products so as to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain acceptance in the market place.

Manufacturing and Quality Assurance

Our manufacturing operations consist of materials procurement, third-party assembly of printed circuit boards and chassis, product testing and inspection and system configuration for shipment. We have contracted primarily with one local source for our third-party manufacturing and have been able to implement quality control systems through the entire manufacturing process, including statistically monitored process control programs. We utilize traditional procurement methods with our suppliers, using standard purchase orders and blanket orders for scheduling and commitments. Most purchase-order payment terms are standard, with payment due in 30 days and with some orders negotiated to net 45 days payment terms. We use automated functional product testing to remain flexible to customers’ needs while maintaining control of the quality of the manufacturing process.

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

On-time delivery of our products is dependent upon the availability of components used in our products. We purchase parts and components for assembly from a variety of pre-approved suppliers through a worldwide procurement-sourcing program. We attempt to manage risks by developing alternate sources and by maintaining long-term relationships with our suppliers. We acquire certain components from sole sources, either to achieve economies of scale or because of proprietary technical features designed into our products. To date, we have been able to obtain adequate supplies of required components in a timely manner from existing sources or, when necessary, from alternate sources. A substantial portion of our shipments in any fiscal period relate to orders received in that period. In addition, a significant percentage of our orders are shipped within three business days of receiving the order. To meet this demand, we maintain a supply of finished goods inventories at our manufacturing facility. There can be no assurance that interruptions or delays in supplies of key components will not occur. Any interruptions or delays in supplies of key components could have an adverse impact on our business and operating results.

We have achieved and maintain ISO 9001 quality certification and employ a comprehensive quality control program. However, complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Despite testing by our customers and us, there can be no assurance that existing or future products will not contain undetected errors or failures when first introduced or as new versions are released. We provide a three-year warranty for most of our products.

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

Our business is being materially adversely affected by the integration of CSU/DSU and inverse multiplexing functionality into switches and routers. New technologies could further displace some parts of the T1/E1 CSU/DSU product line. For example, symmetrical and high bit rate digital subscriber line (“SDSL” and “HDSL”) are subscriber loop technologies that enable service providers to deploy high-bandwidth services that could replace more traditional T1/FT1 services, upon which most of our products are based.

Proprietary Rights

The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We have been issued only one U.S. patent to date. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by competitors of ours that could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In our distribution agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results.

The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights as effectively as the laws of the US, thus making the possibility of misappropriation of our technology and products more likely.

Employees

As of December 31, 2002, we had 94 full-time employees compared to 120 full-time employees on December 31, 2001. We have never experienced any work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Management

The executive officers of Larscom Incorporated are as follows:

Name	Age	Position
Daniel L. Scharre	52	President, Chief Executive Officer and Director
Leonard J. Eisenstein	56	Vice President, Worldwide Sales
Gurdip Jande	41	Vice President, Marketing
Donald W. Morgan	57	Vice President, Finance and Chief Financial Officer

Daniel L. Scharre has served as president, chief executive officer and a member of the Board since November 2001. Prior to joining Larscom, Mr. Scharre served as chairman, president and chief executive officer of Adaptive Broadband Corp., a provider of high-speed, wireless last-mile access equipment, from April 2001 to October 2001, as president and chief executive officer from January 2001 to April 2001, as president and chief operating officer from July 2000 to January 2001, as Executive Vice President from April 1998 to June 2000 and as vice president and chief technology officer from September 1997 to April 1998. Adaptive Broadband Corporation filed for bankruptcy in July of 2001. Prior to his four-year tenure at Adaptive Broadband, Mr. Scharre held executive positions at ComStream Inc., Ilex Systems, and Loral Western Development Labs, all providers of digital telecommunications equipment and systems. Mr. Scharre holds a BS in physics from the California Institute of Technology, a Ph.D. in physics from the University of California, Berkeley, and an MBA from Santa Clara University. He previously served on the faculty at Stanford University.

Leonard J. Eisenstein joined Larscom as vice president of worldwide sales in June 2002. Prior to joining Larscom, Mr. Eisenstein was employed by Intel Corporation from January 2001 to May 2002 where he was responsible for Intel’s New Venture Program aimed at developing start-up business and investment. From April 1999 to December 2000, Mr. Eisenstein was Worldwide Sales Director at Trillium Digital Systems (acquired by Intel Corporation). He served as a sales consultant for Hayes Microcomputer from September 1998 to March 1999. From July 1997 to August 1998, he was vice president, worldwide sales at Ariel Corporation. Prior to that, he was vice president of sales at Dagaz Technologies from January 1995 to June 1997. He also held senior sales and marketing positions at Integrated Network Corporation, Telco Systems, Infotron Systems, General DataComm and AT&T. Mr. Eisenstein earned a BS in electrical engineering from the City University of New York and an MBA in finance and marketing from the Bernard Baruch College in New York City.

Gurdip Jande joined Larscom as vice president of marketing in February 2002. Prior to joining Larscom, Mr. Jande served in various positions at Nortel Networks, a voice and date communications equipment manufacturing company, including as vice president, corporate strategic business development from January 2000 to December 2001, vice president marketing, emerging service providers from October 1999 to December 1999, vice president, market development from March 1998 to September 1999, and as director, business development from January 1997 to February 1998. Mr. Jande earned a BS in electrical engineering from the University of Ottawa, Canada, and an MBA from the University of Miami.

Donald W. Morgan has served as vice president of finance and chief financial officer of Larscom since October 1999. Prior to joining Larscom, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms from December 1997 to September 1999. He served as vice president of finance and administration for Inrange Technologies Corporation, a data communications equipment manufacturing company from July 1991 to November 1997. Prior to that, Mr. Morgan served in a number of senior financial positions with UNISYS Corporation. Mr. Morgan earned a BS degree in business administration from Northeastern University and an MS degree in finance from the University of Illinois.

There is no family relationship among any directors or executive officers of Larscom Incorporated.

Item 2.    Properties

We currently lease a 119,000 square-foot facility located in Milpitas, California and a 27,000 square-foot facility in Durham, North Carolina. At the Milpitas facility, 39,000 square feet are sublet and at the Durham, North Carolina facility, the entire 27,000 square-foot facility was sublet effective February 15, 2002. All of our manufacturing, sales, administration, customer service, marketing and research and development are performed at our Milpitas facility. We also occupy various small offices throughout the U.S. for sales activities, one office in the United Kingdom for sales activities in Europe, the Middle East and Africa and an office in Hong Kong for sales activities in Asia. We believe that our existing facilities are adequate for our current needs.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2002.

PART II

Item  5.     Market for Registrant’s Common Equity and Related Shareholder Matters

The following table sets forth the high and low bid prices for our Class A Common Stock as reported on the Nasdaq National Market from January 1, 2001 through October 22, 2002 and on the Nasdaq SmallCap Market from October 23, 2002 through December 31, 2002. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	2002		2001
	Bid Prices
	High	Low	High	Low
First quarter	$1.7900	$1.0000	$7.4375	$2.0312
Second quarter	$1.3600	$0.6700	$2.9600	$1.9000
Third quarter	$0.7000	$0.2900	$2.0400	$0.8100
Fourth quarter	$0.5000	$0.2300	$1.5000	$0.9200

As of February 28, 2003, there were 92 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We had an estimated 2,427 beneficial holders of our Class A Common Stock, held in street name, as of February 28, 2003.

We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Please see Item 12 for additional information required by this item.

Item  6.     Selected Consolidated Financial Data

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Product revenues	$17,977	$36,150	$49,136	$48,274	$69,019
Service revenues	5,510	5,721	5,528	4,565	3,714

Total revenues	23,487	41,871	54,664	52,839	72,733

Product cost of revenues	9,276	23,419	23,519	24,298	39,218
Service cost of revenues	1,071	1,432	2,423	2,125	1,699

Total cost of revenues	10,347	24,851	25,942	26,423	40,917

Gross profit	13,140	17,020	28,722	26,416	31,816

Operating expenses:
Research and development	4,199	6,779	9,900	8,049	11,463
Selling, general and administrative	16,051	20,680	24,116	21,570	25,833
Restructuring	254	5,772	—	—	1,214
Other nonrecurring charges	—	—	—	—	7,915

Total operating expenses	20,504	33,231	34,016	29,619	46,425

Loss from operations	(7,364)	(16,211)	(5,294)	(3,203)	(14,609)
Other income, net	356	1,198	1,760	1,247	2,085

Loss before income taxes	(7,008)	(15,013)	(3,534)	(1,956)	(12,524)
Income tax (benefit) provision	(2,113)	15,866	(1,035)	(684)	(5,436)

Net Loss	$(4,895)	$(30,879)	$(2,499)	$(1,272)	$(7,088)

Basic and diluted loss per share	$(0.26)	$(1.64)	$(0.13)	$(0.07)	$(0.39)

Basic and diluted weighted average shares	18,854	18,809	18,591	18,333	18,216

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$17,399	$21,803	$37,395	$38,647	$37,140
Total assets	28,060	34,173	66,320	66,862	68,103
Total stockholders’ equity	17,907	22,776	53,042	54,795	55,851
Other non-current liabilities	1,618	2,162	448	534	416

Item  7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investment and Accounts Receivable Risk

We invest cash in excess of our daily needs in financial instruments issued by banks, government agencies or large corporations. Our policy is to invest these funds in financial instruments that are rated by Standard and Poors (or other rating agency equivalents) as A- or better in the case of general debt instruments or A-1 in the case of commercial paper. Our policy restricts us from investing more than $5 million or 20% of the total investment in any one institution or from investing in financial instruments that mature in more than 1 year. While we believe, in our judgment, these policies are protective of the Company’s funds; a default of any one institution would lead to our incurring a significant loss of cash.

Our accounts receivable are largely from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. While our reserves have historically been within our expectations, we cannot guarantee that our evaluation of the credit risk of our customers will be correct. In addition, since our accounts receivable are concentrated in a relatively few number of customers a significant change in the financial position of any one of these customers could have a material impact on the collectibility of our accounts receivable. To date, we have reserves for $528,000 in receivables associated with the 2002 bankruptcy filing of WorldCom. Receivables from our two largest customers (WorldCom and AT&T) represented 38% and 59% of net accounts receivable at December 31, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Restructuring Reserves

Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by the Company and for contractual payments we expect to continue to make for property no longer in use. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Results of Operations

The market for telecommunications equipment is going through a period of rationalization and contraction as SPs digest the network “overbuild” of the late 1990’s and early 2000’s. This excess has left most SPs, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business is generally suffering as a result, our restructuring programs have substantially reduced our operating expense levels in 2002 versus the operating expense levels during 2001.

The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Product revenues	77%	86%	90%
Service revenues	23	14	10

Total revenues	100	100	100

Product cost of revenues	39	56	43
Service cost of revenues	5	3	4

Total cost of revenues	44	59	47

Gross profit	56	41	53

Operating expenses:
Research and development	18	16	18
Selling, general and administrative	68	49	44
Restructuring	1	14	—

Total operating expenses	87	79	62

Loss from operations	(31)	(38)	(9)
Other income, net	1	3	3

Loss before income taxes	(30)	(35)	(6)
Income tax (benefit) provision	(9)	39	(2)

Net Loss	(21)%	(74)%	(4)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Our consolidated revenues of $23,487,000 for the year ended December 31, 2002 were 44% lower than 2001’s annual revenues of $41,871,000. The primary reason was the industry-wide slowdown. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year with a combined revenue reduction of $17,609,000 or 96% of the total revenue reduction.

By channel of distribution, the majority of the revenue reduction for 2002 versus the comparable period of 2001 was attributable to lower direct sales to SPs and domestic distributors. Shipments to international locations represented 18% of total revenues during 2002 compared to 16% of total revenues during 2001. On a twelve-month comparative basis, 2002 international revenues were 40% less than 2001 international revenues.

The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 34% of the total revenues for 2002 versus 47% for 2001. The financial difficulties at WorldCom, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. The following table is the percentage of total revenues for our two largest customers:

	Twelve Months Ended December 31,
	2002	2001
WorldCom, Inc.	20%	38%
AT&T	14%	9%

Gross Profit.    Our total gross profit dollars for 2002 were $13,140,000 versus $17,020,000 million for 2001. The reduction in gross profit dollars for the 2002 periods versus the 2001 periods was primarily due to sales volume declines partially offset by improvements to our gross margin percentage. Our gross profit percentage in 2001 was 41% or 15 percentage points lower than this year’s result of 56 percent. The 15 percentage point improvement from 2001 to 2002 was primarily due to an asset impairment charge in 2001, higher 2001 excess and obsolete inventory charges as well as higher 2001 Orion 5000 manufacturing costs, overall material costs and warranty costs.

Research and Development.    Research and development expenses totaled $4,199,000 for 2002, which was $2,580,000 or 38% below 2001’s spending of $6,779,000. The reduction was primarily due to lower employee related expenses ($2,194,000) and lower recruiting and relocation costs ($433,000) all of which resulted from the restructuring and reduction in force programs enacted in 2001 and 2002. We had 19 research and development employees at the end of the 2002 compared to 29 at the end of 2001.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 22% to $16,051,000 during 2002, as compared to $20,680,000 for 2001. The lower expenses were due primarily to reductions in employee related expenses ($2,392,000), commission expense ($1,054,000), outside services ($460,000), travel ($391,000) and communication expenses ($368,000) associated with the 2001 and 2002 restructuring and reduction in force programs.

Selling, general and administrative expenses include contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. The allocated costs of these services amounted to $465,000 for 2002, which was the same as 2001.

Restructuring.    In May and October of 2002, we announced additional corporate restructurings as a result of the ongoing stagnation of the telecom market. Over these two restructurings, 30 positions were eliminated from our workforce with a charge to operating results of $570,000. Partially offsetting this charge was a $194,000 reduction to the prior restructuring reserves primarily for outplacement services, which were not fully utilized by some of the laid-off employees and $122,000 in rent collected under the sublease agreement with Silicon Wireless Corporation. That compares to a $5,772,000 restructuring charge for 2001 when we reduced our workforce by 88 people, closed our leased facility in Durham, North Carolina and wrote-off assets associated with the closing.

The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2002 and 2001:

	Manufacturing	Research & Development	Selling, General & Administration	Total
June of 2001	3	24	26	53
October of 2001	12	5	18	35
May of 2002	4	4	8	16
October of 2002	—	6	8	14

Total	19	39	60	118

Interest and Other Income.    Interest and other income amounted to $356,000 for 2002 as compared to $1,198,000 for 2002. Interest income, which is the major component of Interest and Other Income, was $408,000 for 2002, versus $1,243,000 for 2001. The lower interest income for the current year was attributed to lower interest rates as well as lower cash and short-term investment balances. The average interest rate for 2002 was 2% versus an average interest rate in 2001 of 5%, for a 3 percentage point decline. Average interest bearing cash and short-term balances declined by 17% to $20,421,000 from $24,749,000. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better.

Provision for Income Taxes.    The tax benefit of $2,113,000 for 2002 is comprised primarily of an income tax refund of $1,894,000 for taxes paid in 1996, 1997 and 1998, as a result of a 2002 change in the federal income tax code and $262,000 for the release of an accrual related to prior years closed audits. The tax code change allowed corporations with certain tax losses to file for refunds for taxes paid in previous years. Last year’s tax provision was $15,866,000.

Net loss.    The net loss for 2002 was $4,895,000, as compared to a net loss of $30,879,000 for the same period of 2001. The lower net loss for 2002 versus 2001 was primarily due to the booking in 2001of an valuation allowance charge against the deferred tax assets ($15,981,000), restructuring costs ($5,772,000), asset impairment charges ($1,911,000), excess and obsolete inventory write-downs ($1,891,000) and higher manufacturing costs for the Larscom 5000 M13 multiplexer product ($1,000,000).

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Our consolidated revenues of $41,871,000 for the year ended December 31, 2001 were 23% lower than 2000’s annual revenues of $54,664,000. The primary reason was the industry-wide slowdown, which has continued. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year with a combined revenue reduction of $11,495,000. The most dramatic effect of the slowdown, however, was the failure of some of our newer products, such as the service-delivery platforms, to grow as we hoped.

By channel of distribution, the bulk of the revenue reduction for 2001 versus the comparable period of 2000 was attributable to lower direct sales to SPs and domestic distributors. Shipments to international locations represented 16% of total revenues during 2001 compared to 14% of total revenues during 2000. Also, on a twelve-month comparative basis, 2001 international revenues were 6% less than 2000 international revenues.

The combined revenues from WorldCom, Inc. and AT&T, our two largest customers, accounted for 47% of the total revenues for 2001 versus 40% for 2000. Sales to these two customers were down in absolute dollars.

Gross Profit.    As a percentage of revenues, gross profit for 2001 dropped by 12 percentage points to 41%, as compared to 53% for the same period of 2000. The percentage point decline in gross profits for 2001, as compared to 2000, was largely related to asset impairment charges ($1,911,000), excess and obsolete inventory write-downs ($1,891,000), higher manufacturing costs for the Larscom 5000 M13 multiplexer product (1,000,000), higher warranty costs and the impact of lower sales volume on overhead per unit cost.

Research and Development.    Research and development expenses totaled $6,779,000 for 2001, which was $3,121,000 or 32% below 2000’s spending of $9,900,000. The reduction was mainly due to lower staffing levels ($1,798,000), lower software expenses ($934,000) and a decline in material cost ($329,000). The June 2001 restructuring program and the October 2001 reduction in force were the primary reasons for the lower staffing levels in research and development. We had 29 research and development employees at the end of 2001 compared to 54 at the end of 2000.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 14% to $20,680,000 during 2001, as compared to $24,116,000 for the same period of 2000. The lower spending was due primarily to reductions in staff levels ($1,116,000), commission expense ($804,000), tax and license expense ($739,000), travel ($426,000) and advertising expense ($367,000) associated with the 2001 restructuring programs and reductions in force.

Selling, general and administrative expenses include contractual charges from Axel Johnson for legal, accounting, tax, treasury, human resources and administrative services of $465,000 for 2001, as compared to $452,000 for 2000.

Restructuring.    On June 22, 2001, we announced a corporate restructuring program in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. This initiative was designed to focus our business on improving operating performance by reducing expenses. The restructuring program included a workforce reduction of approximately 25% (53 people), the closing of our facility in North Carolina and a write-down of fixed assets. The effect of implementing this program was a one-time charge to results in the second quarter of $4,761,000, consisting of: $2,293,000 for employee termination costs, $2,080,000 for the closing of our facility in North Carolina and $388,000 for a fixed asset write-down. The facility in North Carolina was sublet in 2002 (see Notes to Financial Statements, Note 5).

On October 18, 2001, due to the continued decline in the telecommunications business and the difficult economic environment, we announced a reduction in force of approximately 17% (35 people) to align our expenses with our anticipated revenue levels. This resulted in an additional charge to operations in the fourth quarter of 2001 totaling $1,011,000.

The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2001:

	Manufacturing	Research & Development	Selling, General & Administration	Total
June of 2001	3	24	26	53
October of 2001	12	5	18	35

Total	15	29	44	88

Interest and Other Income.    Interest and other income amounted to $1,198,000 for 2001 as compared to $1,760,000 for 2000. Interest income, which is the major component of Interest and Other Income, was $1,243,000 for 2001, versus $1,843,000 for 2000. The lower interest income for the year was attributed to lower interest rates as well as lower cash and short-term investment balances. Average interest bearing cash and short-term balances declined by 15% to $24,357,000 from $28,723,000. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better.

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

Net loss.    The net loss for 2001 was $30,879,000, as compared to a net loss of $2,499,000 for the same period of 2000. The higher net loss for 2001 versus 2000 was primarily due to a valuation allowance charge against the deferred tax assets ($15,981,000), restructuring costs ($5,772,000), asset impairment charges ($1,911,000), excess and obsolete inventory write-downs ($1,891,000) and higher manufacturing costs for the Larscom 5000 M13 multiplexer product (1,000,000).

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents of $15,643,000 and short-term investments of $2,014,000. Cash, cash equivalents and short-term investments declined by approximately 16% from $21,005,000 on December 31, 2001 to $17,657,000 on December 31, 2002. The $3,348,000 decrease in cash and short-term investments in 2002 is primarily attributable to the net loss, after depreciation and amortization, for the year of $3,365,000.

Capital expenditures for 2002 were $220,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $608,000 for 2003.

We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson Inc. (the “Credit Agreement”). The Credit Agreement expires in December 2003. We currently have a letter from Axel Johnson Inc. dated August 8, 2002, stating that it is Axel Johnson’s intent to allow borrowings under the credit line, provided we do not experience any material adverse change after August 8, 2002. Upon an event of default or upon election by Axel Johnson if it no longer holds at least a majority of our outstanding voting power or it has elected less than a majority of our directors, any borrowings under the line of credit shall become payable in full.

We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the end of 2003. Nonetheless, future events, such as a further economic downturn, the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to request borrowings under the Credit Agreement or seek additional capital from other sources. In that event, it is possible we would not be able to make the representations and warranties necessary to effect a borrowing under the Credit Agreement or obtain adequate capital from other sources, other than, Axel Johnson Inc.

Operating lease commitments are related principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. Total rent expense in 2002, 2001 and 2000, was $1,950,000, $2,217,000 and $2,343,000, respectively. Sublease rental income was $922,000, $1,041,000 and $955,000 in 2002, 2001 and 2000, respectively. Future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of December 31, 2002 are as follows (in thousands):

	Lease Payments	Sublease Rental Income

Years ending December 31,
2003	$2,387	$640
2004	1,617	502
2005	338	264
2006	347	272
2007 and thereafter	29	23

	$4,718	$1,701

The effects of inflation on our revenues and operating income have not been material to date.

Related Party Transactions

As of December 31, 2002, Axel Johnson owned 53% of Class A and B Common Stock of Larscom and controlled 82% of the voting interest. See Note 6-Related Party Transactions to the Consolidated Financial

Statements. Related party transactions with Axel Johnson disclosed in the consolidated financial statements are as follows:

Employee Health and Welfare Programs

We participate in various employee benefits programs sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers’ compensation. In general, we reimburse Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $663,000, $737,000 and $728,000 in 2002, 2001 and 2000, respectively. We believe the allocation by Axel Johnson of the proportionate cost is not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans.

Administrative Services

Axel Johnson provides certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounting to $465,000, $465,000 and $452,000 in 2002, 2001 and 2000, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

Credit Agreement

We and Axel Johnson entered into a Credit Agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility to us in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2003. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three-month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each successive calendar quarter. Additionally, we are required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. As of December 31, 2002, $15,000,000 was available, and during 2002, 2001 and 2000, no borrowings were made under the Credit Agreement.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB” or the “Board”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Management is currently evaluating the effect of this statement on the Company’s results of operations and financial position. FIN 46 is effective for public entities for the first interim period beginning after June 15, 2003 except for Variable interest entities created after January 31, 2003 where it is effective immediately. We do not currently anticipate this statement to have any effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. We do not currently anticipate this statement to have any effect on our financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the Board issued FASB Interpretation No. 45 (“FIN 45” or the “Interpretation”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Fin 45 is effective for guarantees entered into after December 31, 2002, however, Note 12—Guarantees, discusses historical obligations as of December 31, 2002.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. We do not currently anticipate this statement to have any effect on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not currently anticipate this statement to have any effect on our financial statements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Our entire industry is in an extended downturn.    The downturn for the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, have negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of severity or duration of this economic downturn or the reduced demand in the telecommunications industry. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. For 2002, order demand from our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

We expect to continue to incur operating losses and may not be profitable in the future.    We have experienced substantial net losses, including a net loss of $4,895,000 in 2002 and $30,879,000 in 2001 and had an accumulated deficit of $65,516,000 as of December 31, 2002. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

Our prospects for growth depend on recently-introduced products, products under development and products licensed from others.    We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products, products that may be introduced in the future and products that we license from others. These include, for example, the Larscom 6200 and the Orion 5000, 5001 and 5003 and the Orion 4500, all of which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn has caused sales of new products, such as ours, to be well below expectations. In addition, we have licensed the intellectual property and development rights for the Orion 5000, 5001 and 5003. Our dependence on others for the initial design of this product increases the risk that we may not be successful with future enhancements to the product line. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Our inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

We conducted four rounds of restructuring/layoffs in the past nineteen months.    Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people) of the base 2001 workforce. On May 31, 2002 we announced another reduction in force of approximately 13% (16 people) of our remaining workforce. On October 21, 2002, we announced an additional reduction of 13% of our workforce (14 people). Thirty-three percent (39 people) of the total reductions in employees were from engineering personnel. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue in 2003. Therefore, there can be no assurance that another material restructuring and/or workforce reduction will not be required. In addition, our workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

Our business could be materially and adversely affected by shifts in the use of technology common throughout the industry today. Three shifts affecting our products and industry are: the integration of CSU/DSU technology into routers and switches, a move from T1/E1 services to more Ethernet-based services and the increase in demand for more managed, customer-premise-based services. The failure to accommodate these shifts in technology could impact sales of our products and have a material adverse affect on our business and operating results.

The absence of long-term backlog makes us vulnerable in periods of weak demand.    None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and from year-to-year. Our current customers might not continue to place orders with us, orders from existing customers might not continue at the levels of previous periods and we might not be able to obtain orders from new customers. Over the last several years, there has been a reduction of equipment demand throughout the telecommunications industry. Because of our limited backlog, this tends to have an immediate negative effect on our operations, which we cannot fully offset on a timely basis by implementing reductions in expenses.

We depend upon a small number of customers.    A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. Our largest customer, WorldCom, filed for bankruptcy in 2002, which could lead to a substantial loss in their customer base or a major reorganization, all of which could influence their order levels to us. In 2002 revenue from sales to WorldCom decreased 71% from sales to WorldCom in 2001.

Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control.    Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

Results in any period could also be affected by changes in:

•	market demand,

•	competitive market conditions,

•	market acceptance of new or existing products,

•	sales channel development costs,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	our sales promotion activities,

•	our ability to expand or contract our sales and marketing organizations effectively,

•	our ability to attract and retain key technical and managerial employees and

•	general economic conditions.

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

We depend heavily on component availability and key suppliers.    On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from several single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products without incurring significant costs. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products there can be no assurance that we would be able to do so, in a timely manner without incurring substantial additional costs, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have an adverse impact on our business and operating results. We generally do not have any long-term contracts with our suppliers and, in fact, we have made a recent decision to change our major supplier for contract manufacturing. It is possible that our new major contract supplier and other suppliers will not continue to be able and willing to meet our future requirements.

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

We are controlled by Axel Johnson Inc.    Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson Inc. is the sole holder of the Class B Common Stock. As a result, Axel Johnson Inc. has sufficient combined voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom. There can be no assurance that Axel Johnson will not affect our corporate actions in a manner that conflicts with the interest of our other stockholders.

During growth periods, it is difficult to hire all the qualified personnel we need.    To grow our business, we must continue to attract, train, motivate and manage new employees successfully, integrate new management and employees into our overall operations and continue to improve our operational, financial and management systems. Availability of qualified sales and technical personnel is limited, and competition for experienced sales and technical personnel in the telecommunications equipment industry is intense during times when business in the telecommunications equipment industry is strong. In the past, we have had difficulty in filling all of our hiring requisitions. Our failure to manage the retention of key employees effectively could have a material adverse effect on our business and operating results.

We are significantly engaged in selling in international markets, which results in operational difficulties and risks.    Sales outside the U.S. approximated 18% of our revenues for 2002. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have an adverse impact on our business and operating results.

We have recently reorganized our sales force.    In October 2002, we reorganized our sales force to concentrate on four account types:

•	major accounts,

•	carrier accounts,

•	US indirect channels (distributors and resellers) and enterprise customers and

•	overseas accounts.

As part of this reorganization we have reassigned certain of our sales people to different, specific customer accounts and different types of customers. There is a risk that the new relationships with customers resulting from the reorganization might not be as productive as the prior organization in the near term or at all. Failure of the new organization to achieve sales productivity goals could have an adverse impact on our business and operating results.

We have developed an indirect distribution channel for sales to domestic customers.    This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. There are a number of risks associated with an indirect distribution channel. The risks include a reduction in our ability to forecast sales, reduced average selling prices, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and new methods of advertising and promoting products that will result in additional expenses. All of these risk factors could have an adverse impact on our business and operating results.

We must comply with regulations and evolving industry standards.    The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as Asynchronous Transfer Mode, Frame Relay, Internet Protocol and Synchronous Optical Network/Synchronous Digital Hierarchy evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have an adverse impact on our business and operating results.

We may not be able to protect our intellectual property and proprietary information.    We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. We have been issued only one U.S. patent to date. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be adversely impacted.

We have not conducted a formal patent search relating to the technology used in our products.    From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the U.S. are not publicly disclosed immediately, applications which we do not know about, may have been filed by competitors of ours that could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results.

We provide our customers a three-year or longer warranty on most product lines.    Complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Although we believe that our reserves for estimated future warranty costs are adequate, our estimates, particularly those related to products that have been recently introduced, might not be correct. Warranty claims in excess of those expected could have an adverse impact on our business and operating results.

As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition.    As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. With the exception of our acquisition of NetEdge in 1997, we have no recent experience in integrating acquired businesses with our existing business. Our operation of any acquired business would involve numerous risks including:

•	problems integrating any acquired operations with our own,

•	unanticipated costs,

•	diversion of management’s attention from our core business,

•	adverse effects on existing business relationships with customers,

•	risks associated with entering markets in which we have no or limited experience

•	the potential loss of key employees, particularly those of the purchased organization and

•	decrease our cash position.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”

At December 31, 2002, our investment portfolio included fixed-income securities, of the quality described above, with a fair market value of approximately $2,014,000. These securities are subject to interest-rate risk, and will decline in value if interest rates rise. Due to the short duration of our investment portfolio, an immediate, hypothetical 10% decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the securities are so short in duration, their principal value would not be materially affected. The new securities we replace them with when they mature would yield us less interest income, but the amount of the reduction would not be material to us. If a 10% reduction in interest rates on our investments occurred on January 1, 2003 and remained in effect throughout 2003, our interest income and our cash flow would be reduced by approximately $1,031 in 2003. We do not hold any long-term fixed instruments.

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

Report of Independent Accountants

To the board of directors and stockholders of Larscom Incorporated

In our opinion, the consolidated financial statements listed in the accompanying indexpresent fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of theiroperations and theircash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Larscom Incorporated management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosuresin the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

February 11, 2003

LARSCOM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$15,643	$9,789
Short-term investments	2,014	11,216
Accounts receivable, net	3,079	4,227
Inventories	3,816	3,575
Income taxes receivable	60	59
Due from Axel Johnson	—	574
Prepaid expenses and other current assets	1,322	1,598

Total current assets	25,934	31,038
Property and equipment, net	1,918	3,135
Other non-current assets, net	208	—

Total assets	$28,060	$34,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,898	$2,115
Accrued expenses and other current liabilities	4,510	6,212
Deferred Revenue	2,102	908
Due to Axel Johnson	25	—

Total current liabilities	8,535	9,235
Other non-current liabilities	1,618	2,162

Total liabilities	10,153	11,397

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.01 par value; 100,000 shares authorized; 8,861 shares and 8,833 shares issued and outstanding for 2002 and 2001, respectively	89	88
Class B Common Stock, $0.01 par value; 11,900 shares authorized; 10,000 issued and outstanding	100	100
Additional paid-in capital	83,231	83,210
Accumulated other comprehensive loss	(1)	(1)
Unrealized investment gain	4	—
Accumulated deficit	(65,516)	(60,621)

Total stockholders’ equity	17,907	22,776

Total liabilities and stockholders’ equity	$28,060	$34,173

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Product revenues	$17,977	$36,150	$49,136
Service revenues	5,510	5,721	5,528

Total revenues	23,487	41,871	54,664

Product cost of revenues	9,276	23,419	23,519
Service cost of revenues	1,071	1,432	2,423

Total cost of revenues	10,347	24,851	25,942

Gross profit	13,140	17,020	28,722

Operating expenses:
Research and development	4,199	6,779	9,900
Selling, general and administrative	16,051	20,680	24,116
Restructuring	254	5,772	—

Total operating expenses	20,504	33,231	34,016

Loss from operations	(7,364)	(16,211)	(5,294)
Interest and other income	356	1,198	1,760

Loss before income taxes	(7,008)	(15,013)	(3,534)
Income tax (benefit) provision	(2,113)	15,866	(1,035)

Net loss	$(4,895)	$(30,879)	$(2,499)

Basic and diluted net loss per share	$(0.26)	$(1.64)	$(0.13)
Basic and diluted weighted average shares	18,854	18,809	18,591

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,895)	$(30,879)	$(2,499)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & amortization	1,530	2,067	2,404
Write-down of inventory	767	1,486	481
Non-cash restructuring and cost of revenue charges	—	2,279	—
Deferred income taxes	—	15,790	(410)
Allowance for doubtful accounts	504	227	75
Other noncash items	(70)	(147)	(70)
Changes in assets and liabilities:
Accounts receivable	644	2,590	651
Inventories	(1,008)	1,755	(1,476)
Income taxes receivable	—	133	1,558
Prepaid expenses and other assets	443	574	(2,459)
Accounts payable	(216)	(2,368)	1,019
Accrued expenses and other current liabilities	(1,702)	(909)	502
Deferred Revenue	1,194	(330)	180
Liabilities long-term	(443)	1,885	(58)

Net cash used in operating activities	(3,252)	(5,847)	(102)

Cash flows from investing activities:
Purchases of short-term investments	(9,248)	(19,112)	(27,338)
Sales and maturities of short-term investments	18,449	28,135	29,299
Purchase of property and equipment	(220)	(1,238)	(1,527)
Purchase of software licenses	(500)	—	—

Net cash provided by investing activities	8,481	7,785	434

Cash flows from financing activities:
Net proceeds from sales of Class A Common Stock	22	612	741
Payments from (to) Axel Johnson	599	(502)	(341)

Net cash provided by financing activities	621	110	400

Effect of unrealized investment gain and foreign exchange rates on cash	4	—	—

Increase in cash and cash equivalents	5,854	2,048	732
Cash and cash equivalents at beginning of year	9,789	7,741	7,009

Cash and cash equivalents at end of year	$15,643	$9,789	$7,741

Supplemental disclosure of cash flow information:
Interest paid	$3	$3	$4

Income taxes paid	$40	$71	$72

Interest received	$408	$1,243	$1,842

Income tax refunds received	$1,894	$759	$2,202

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Class A Common Stock		Class B Common Stock
					Additional	Accumulated Other		Total Stock-	Comprehensive
					Paid-In	Comprehensive	Accumulated	holders'	Income
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity	(Loss)
Balance at December 31, 1999	8,379	84	10,000	100	81,860	(6)	(27,243)	54,795
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(2,499)	(2,499)	$(2,499)
Foreign currency translation adjustment	—	—	—	—	—	5	—	5	5

Comprehensive loss									$(2,494)

Issuance under stock plans	337	3	—	—	738	—	—	741

Balance at December 31, 2000	8,716	$87	10,000	$100	$82,598	$(1)	$(29,742)	$53,042
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(30,879)	(30,879)	$(30,879)

Comprehensive loss									$(30,879)

Issuance under stock plans	117	1	—	—	612	—	—	613

Balance at December 31, 2001	8,833	$88	10,000	$100	$83,210	$(1)	$(60,621)	$22,776
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(4,895)	(4,895)	$(4,895)
Unrealized investment gain adjustment	—	—	—	—	—	4	—	4	4

Comprehensive loss									$(4,891)

Issuance under stock plans	28	1	—	—	21	—	—	22

Balance at December 31, 2002	8,861	$89	10,000	$100	$83,231	$3	$(65,516)	$17,907

The accompanying notes are an integral part of these financial statements

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and a Summary of Significant Accounting Policies:

Larscom Incorporated (“Larscom” or the “Company”), a majority-owned subsidiary of Axel Johnson, develops, manufactures and markets a broad range of high-speed, internetworking products for SPs, ISPs and corporate users. We operate in one industry segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Larscom Incorporated and our wholly-owned subsidiary. All material intercompany transactions and account balances have been eliminated in consolidation.

Concentrations of Credit Risk and Customer Concentration

Financial instruments, which subject us to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. Our accounts receivable are derived from sales to customers primarily in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses, and to date have not experienced any material losses. However, during 2002, as a result of WorldCom filing for bankruptcy, we established reserves of $528,000 for accounts receivable owed to us by WorldCom prior to their bankruptcy filing. While we have filed our claim with the bankruptcy court for the total amount reserved, we expect to receive substantially less than the full amount owed to us. Net receivables from the two largest customers represented 38% and 59% of net accounts receivable at December 31, 2002 and 2001, respectively.

The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

	Years Ended December 31,
	2002	2001	2000
WorldCom Inc.	20%	38%	29%
AT&T	14%	9%	11%

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

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies: (Continued)

Short-term Investments

We account for our short-term investments by determining the appropriate classification of our investments in debt and equity securities at the time of purchase based on maturity and re-evaluate such determination at each balance sheet date. All of the securities we owned at December 31, 2002 and 2001 consisted of fixed and variable rate commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better. These securities have contractual maturity dates of less than one year and have been classified as available-for-sale. The fair value of our short-term investments approximates their carrying value due to the short maturity of those investments. The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of standard cost or market. Standard cost approximates actual average cost. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Prepaid Royalties

The net book value of prepaid royalties (which are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet) was $100,000 and $175,000 at December 31, 2002 and 2001, respectively. Prepaid royalties are amortized over the shorter of the anticipated useful life of the technology or the contractual royalty period.

Property and Equipment

Property and equipment are recorded at cost. Depreciation, other than for leasehold improvements, is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the results of the current operations. Costs of repairs and maintenance are expensed as incurred. The Company periodically evaluates the recoverability of its long-lived assets based on the expected, undiscounted cash flows and the market valuation approach.

Intangible Assets

At each balance sheet date, an evaluation was performed by management to ascertain whether the goodwill and intangible assets were impaired by comparing the carrying value with the estimated future, non-discounted cash flows. We record impairment of the carrying value, if any, based on the difference between the carrying value and the fair market value of intangible assets.

Warranty

We provide a three-year warranty for most of our products. A provision for the estimated cost of warranty, which is based on our historical costs and includes material, labor and overhead, is recorded at the time revenue

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies: (Continued)

is recognized. While we believe that our reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, particularly for those estimates related to products that have been recently introduced.

Revenue Recognition

Revenue from product sales is generally recognized upon shipment of the product. We do not recognize revenue to distributors when a right of return exists until we are notified by the distributor that the products have been shipped to the end user. Service revenue is recognized over the contractual period or as services are rendered and accepted, if applicable, by the customer. Shipping and handling costs, which are re-billed to the customers, are included in product revenue.

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

Loss per Share

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the Treasury Stock Method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss	$(4,895)	$(30,879)	$(2,499)
Weighted average Class A and B Common Stock outstanding	18,854	18,809	18,591
Basic and diluted loss per share	$(0.26)	$(1.64)	$(0.13)

Outstanding stock options are not included in diluted loss per share because their effect would have been antidilutive for all periods presented. These stock options could be dilutive in the future. See Note 9 for details of options issued.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies: (Continued)

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we are continuing to measure compensation costs for stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method, as required by SFAS 123 as amended by FASB 148, are presented here.

For purposes of pro forma disclosures, the estimated fair value of the options under the Stock Incentive Plan, Stock Options Plan for Non-Employee Director and Employee Stock Purchase Plan is amortized to expense over the vesting period of the respective options. Our pro forma information for the years ended December 31 is as follows (in thousands, except per share information):

	2002	2001	2000
Net loss—as reported	$(4,895)	$(30,879)	$(2,499)
Compensation expenses net of tax	$(656)	$(879)	$(1,914)
Net loss—pro forma	$(5,551)	$(31,758)	$(4,413)
Basic and diluted net loss per share—as reported	$(0.26)	$(1.64)	$(0.13)
Basic and diluted net loss per share—pro forma	$(0.29)	$(1.69)	$(0.24)

Fair Value of Financial Instruments

For all financial instruments, including short-term investments, accounts receivable, accounts payable and accrued liabilities, the carrying value is considered to approximate fair value due to the relatively short- term maturities of the respective instruments.

Foreign Currency Translation

Assets and liabilities of our foreign subsidiary are translated from its functional currency at exchange rates in effect at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the year. Because the functional currency is the local currency, the resulting translation adjustments are reflected as a separate component of stockholders’ equity.

Recent Accounting Pronouncements

In January 2003, the Board issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Management is currently evaluating the effect of this statement on the Company’s results of operations and financial position. FIN 46 is effective for public entities for the first interim period beginning after June 15, 2003 except for Variable interest entities created after January 31, 2003 where it is effective immediately. We do not currently anticipate this statement to have any effect on our financial statements.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—The Company and a Summary of Significant Accounting Policies: (Continued)

In December 2002, the Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. We do not currently anticipate this statement to have any effect on our financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Fin 45 is effective for guarantees entered into after December 31, 2002, however, Note 12—Guarantees, discusses historical obligations as of December 31, 2002.

In May 2002, the Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. We do not currently anticipate this statement to have any effect on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not currently anticipate this statement to have any effect on our financial statements.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Liquidity and Capital Resources:

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

At December 31, 2002, we had cash and cash equivalents of $15,643,000 and short-term investments of $2,014,000. The Company has incurred operating losses in 2002, 2001 and 2000 and has an accumulated deficit of $65,516,000 as of December 31, 2002. Also, the Company has experienced negative cash flow from operations for the years of 2002, 2001 and 2000. Cash, cash equivalents and short-term investments declined from $21,005,000 at December 31, 2001 to $17,657,000 at December 31, 2002. We believe our cash and short-term investments, after consideration of future operations and capital expenditures, will be sufficient to fund our cash requirements, at least through the end of 2003. Nonetheless, future events might require us to seek additional capital. In that event, it is possible we would not be able to obtain adequate capital on terms acceptable to us, or at all.

Note 3—Short-Term Investments:

The following tables summarize our investments in available-for-sale securities.

	For the year ended December 31, 2002
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
	(in thousands, except per share data)
Certificates of Deposit	$2,010	$4	$—	$2,014

	$2,010	$4	$—	$2,014

	For the year ended December 31, 2001
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
	(in thousands, except per share data)
U.S. Government and agencies	$3,040	$9	$—	$3,049
Certificates of Deposit	4,001	15	—	4,016
Commercial Paper	4,175	—	29	4,146

	$11,216	$24	$29	$11,211

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Balance Sheet Components:

	2002	2001
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$4,390	$5,034
Less: Allowance for doubtful accounts	(1,311)	(807)

	$3,079	$4,227

Inventories:
Raw materials	$916	$1,608
Work in process	521	520
Finished goods	2,379	1,447

	$3,816	$3,575

Property and equipment, net:
Machinery and equipment	$8,965	$8,826
Computers and software	8,040	8,200
Leasehold improvements	2,194	2,170
Furniture and fixtures	1,305	1,352

	20,504	20,548
Less: Accumulated depreciation	(18,586)	(17,413)

	$1,918	$3,135

The depreciation charge for the years ending December 31, 2002, 2001 and 2000 was $1,405,000, $1,843,000 and $2,180,000 respectively.

Other non-current assets, net:
Goodwill	$854	$854
Other intangible assets	2,192	2,192

	3,046	3,046
Less: Accumulated amortization	(3,046)	(3,046)
Licenses	208	—

	$208	$—

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$1,305	$1,612
Accrued warranty	732	1,430
Restructuring	419	1,056
Other current liabilities	2,054	2,114

	$4,510	$6,212

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Restructuring And Cost Of Revenues Charges:

During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in Durham, North Carolina and the write-off of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters of 2001 totaling $5,772,000. In May and October of 2002, we announced additional corporate restructuring as a result of the ongoing stagnation of the telecom market. Consequently, 30 positions were eliminated from our workforce with a charge to operating results of $570,000. Partially offsetting this charge was a $194,000 reduction to the prior restructuring reserves primarily for outplacement services, which were not fully utilized by some of the laid-off employees and $122,000 in rent collected under the sublease agreement with Silicon Wireless Corporation.

A sublease agreement was signed on February 27, 2002, between us and Silicon Wireless Corporation, a start-up company that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. The agreement included an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the associated real-estate accrual as the sublease income is received. During 2002, restructuring expense was reduced by $122,000 as a result of rent collected from Silicon Wireless Corporation for our facility. We expect the remaining real estate lease obligation will be paid-out by January 2007.

The following table provides details on the activity and remaining balances of the 2001 and 2002 restructuring charges as of December 31, 2002:

	Total Charges	Cumulative Cash Charges	Cumulative Non-Cash Charges & Adjustments	Reserve December 31, 2002
June 2001 Restructuring	(in thousands)
Employee termination costs	$2,293	$(1,782)	$(511)	$—
Real estate lease	2,080	(666)	407	1,821
Fixed asset write-down	388	—	(388)	—

Total	$4,761	$(2,448)	$(492)	$1,821

	Total Charges	Cumulative Cash Charges	Cumulative Non-Cash Charges & Adjustments	Reserve December 31, 2002
October 2001 Restructuring	(in thousands)
Employee termination costs	$966	$(892)	$(74)	$—
Real estate lease	45	(39)	—	6
Fixed asset write-down	—	—	—	—

Total	$1,011	$(931)	$(74)	$6

	Total Charges	Cumulative Cash Charges	Cumulative Non-Cash Charges & Adjustments	Reserve December 31, 2002
May 2002 Restructuring	(in thousands)
Employee termination costs	$394	$(358)	$(36)	$—
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$394	$(358)	$(36)	$—

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Restructuring And Cost Of Revenues Charges: (Continued)

October 2002 Restructuring	Total Charges	Cumulative Cash Charges	Cumulative Non-Cash Charges & Adjustments	Reserve December 31, 2002
	(in thousands)
Employee termination costs	$176	$(146)	$—	$30
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$176	$(146)	$—	$30

The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2002 and 2001:

	Manufacturing	Research & Development	Selling, General & Administration	Total
June of 2001	3	24	26	53
October of 2001	12	5	18	35
May of 2002	4	4	8	16
October of 2002	—	6	8	14

Total	19	39	60	118

Note 6—Related Party Transactions:

Transactions with Axel Johnson

As of December 31, 2002, Axel Johnson owned 53% of the Class A and B Common Stock of Larscom and controlled 82% of the voting interest. Related party transactions with Axel Johnson not disclosed elsewhere in the consolidated financial statements are as follows:

(Due to) Due from Axel Johnson

Amounts (due to) or due from Axel Johnson consist of cash remittances made by us to Axel Johnson from our operating bank accounts offset by cash advances to us from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. Neither Axel Johnson nor Larscom Incorporated has charged interest on the balances due. The average month-end balances due from or (due to) Axel Johnson were as follows: $31,000 for 2002, ($182,000) for 2001and ($533,000) for 2000. The following is an analysis of the balance (due to) or due from Axel Johnson:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance at beginning of year	$574	$71	$(341)
Cash remittances to Axel Johnson, net of cash advances	2,707	4,598	4,526
Charges to (from) Axel Johnson for:
Pension and thrift plan	(1,299)	(2,012)	(2,462)
Health insurance and workers’ compensation	(663)	(737)	(728)
Administrative services	(465)	(465)	(452)
Property, liability and general insurance	(889)	(716)	(302)
Line of credit fees	(76)	(75)	(76)
Other credits/(charges)	86	(90)	(94)

Balance at end of year	$(25)	$574	$71

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Related Party Transactions: (Continued)

Employee Health and Welfare Programs

We participate in various employee benefits programs sponsored by Axel Johnson. These programs include medical, dental and life insurance and workers’ compensation. In general, we reimburse Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson include costs for reported claims, as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $663,000, $737,000 and $728,000 in 2002, 2001 and 2000, respectively. We believe the allocation by Axel Johnson of the proportionate cost is not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans.

Administrative Services

Axel Johnson provides certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounting to $465,000, $465,000 and $452,000 in 2002, 2001 and 2000, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

Credit Agreement

Larscom Incorporated and Axel Johnson entered into our Credit Agreement, pursuant to which Axel Johnson has agreed to provide a revolving credit/working capital facility to us in an aggregate amount of $15,000,000. The Credit Agreement expires in December 2003. This agreement contains various representations, covenants, conditions and events of default typical for financing a business of a similar size and nature, including a condition to any drawdown that no material adverse change has occurred in the Company’s financial condition or results of operation. We currently have a letter from Axel Johnson Inc. dated August 8, 2002, stating that it is Axel Johnson’s intent to allow borrowings under the credit line, provided we do not experience any material adverse change after August 8, 2002. Upon an event of default or upon election by Axel Johnson if it no longer holds at least a majority of our outstanding voting power or it has elected less than a majority of our directors, any borrowings under the line of credit shall become payable in full. Any loans under the Credit Agreement bear interest during each calendar quarter at a rate per annum equal to the sum of the three-month London Interbank Offered Rate (LIBOR), plus 2.0%, initially on the date when the loan is made and adjusted thereafter on the first business day of each successive calendar quarter. Additionally, we are required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. As of December 31, 2002, $15,000,000 was available, and during 2002, 2001 and 2000, no borrowings were made under the Credit Agreement.

Note 7—Capital Stock:

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

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes:

The income tax (benefit) provision consists of the following:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$(2,156)	$(224)	$(770)
State	14	58	102
Foreign	29	51	43

	(2,113)	(115)	(625)

Deferred:
Federal	—	12,972	(554)
State	—	3,009	144

	—	15,981	(410)

Income tax (benefit) provision	$(2,113)	$15,866	$(1,035)

We are not part of the Axel Johnson tax group, except for the purposes of filing a California franchise tax return.

The following is a reconciliation of the U.S. federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2002	2001	2000
Provision at statutory rate	(35)%	(35)%	(35)%
Research and development credit	(15)	—	—
State income taxes, net of federal tax benefits	(9)	—	4
Valuation allowance deferred tax assets	26	142	—
Other	3	(1)	2

Effective income tax rate	(30)%	106%	(29)%

The tax rate for 2002 included a benefit of $2,113,000 comprised primarily of an income tax refund of $1,894,000 for taxes paid in 1996, 1997 and 1998, as a result of a 2002 change in the federal income tax code and $262,000 for the release of an accrual related to prior years closed audits.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes: (Continued)

Deferred income taxes reflect the temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Inventory	$2,696	$2,421
Accrued expenses	1,779	2,516
Reserves	1,201	1,077
Intangible assets	5,428	5,970
Depreciation and amortization	3,438	3,332
NOL carry-forward	8,640	6,025
Valuation allowance	(23,182)	(21,341)

Net deferred tax asset	$—	$—

At December 31, 2002, we had total gross deferred tax assets of $23,182,000, as compared to $21,341,000 at December 31, 2001. These assets included temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. In the second quarter ended June 30, 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by the Company in the U.S., and uncertainty of future taxable income, unfavorable macro-economic conditions and capital expenditure reductions announced by several SPs.

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

As of December 31, 2002, the Company’s federal and state net operating loss carry-forwards for income tax purposes were approximately $19,100,000 and $900,000 respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2021 and 2005 respectively. The Company’s federal research tax credit carry-forwards for income tax purposes are approximately $1,000,000. If not utilized, the federal tax credit carry-forwards will begin to expire in 2018. The Company has a valuation allowance for deferred tax assets because of uncertainty regarding their realization.

Deferred tax assets of approximately $300,000 as of December 31, 2002 pertain to certain net operating loss carry-forwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carry-forwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Employee Benefit Plans:

Thrift Plan

We participate in the Axel Johnson Thrift Plan (the “Thrift Plan”) qualified under Section 401(k) of the Internal Revenue Code. The Thrift Plan allows employees to defer up to 21% of their compensation not to exceed the amount allowed by the applicable Internal Revenue Service guidelines. Effective February 1, 2000 we matched 100% of employee contributions made on a pre-tax basis and 30% of employee contributions made on an after-tax basis, subject to a maximum of 6% of total eligible employee compensation. As of January 1, 2003, we reduced the Company match to 60% of the first 6% of total eligible employee compensation. Company contributions vest after five years of service or two years of plan participation, whichever occurs first. Contributions by Larscom Incorporated under the Thrift Plan amounted to $467,000, $773,000 and $880,000 in 2002, 2001 and 2000, respectively.

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

The following sets forth our benefit obligation and the net periodic pension costs for both plans as required by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”:

	2002	2001
	(in thousands)
Reconciliation of projected benefit obligation
Projected benefit obligation at January 1,	$5,559	$4,689
Service cost	16	16
Interest cost	402	373
Actuarial loss	677	673
Benefits paid	(204)	(192)

Projected benefit obligation at December 31,	$6,450	$5,559

Weighted-average assumptions as of December 31,
Discount rate	6.75%	7.25%
Expected return on plan assets	8.50%	9.50%
Rate of compensation increase	4.25%	4.50%
Components of net periodic (benefit) cost
Service cost	$16	$16
Interest cost	402	373
Expected return on assets	(443)	(434)
Net amortization	7	(8)

Net periodic benefit	$(18)	$(53)

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Employee Benefit Plans: (Continued)

Certain elements of pension cost, including expected return on assets and net amortization, were allocated based on the relationship of the projected benefit obligation (“PBO”) for Larscom Incorporated to the total PBO of the defined benefit pension plan. Based on this same relationship, our portion of the unfunded PBO for the Axel Johnson Inc. Retirement Plan is $1,988,000 and $748,000 as of December 31, 2002 and 2001, respectively. The PBO for our employees with accrued benefits in the unfunded Retirement Restoration Plan is $469,000 and $329,000 as of December 31, 2002 and 2001, respectively.

Employee Stock Purchase Plan

On October 11, 1996, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”), for which 685,000 shares of Class A Common Stock were reserved for issuance. The Board of Directors and stockholders approved an additional 100,000-share allotment for the Purchase Plan in 2000. The Purchase Plan permits eligible employees to purchase Class A Common Stock at the beginning or at the end of each six-month offering period subject to various limitations. The offering periods commence each February and August. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of Class A Common Stock in any one calendar year, or 1,000 shares in each offering period. A total of 28,000, 59,000 and 92,000 shares of Class A Common Stock were issued under the Purchase Plan in 2002, 2001 and 2000, respectively. Effective February 1, 2003, the Employee Stock Purchase Plan was eliminated.

Stock Option Plan for Non-Employee Directors

On October 11, 1996, we adopted and the Board of Directors and Stockholders approved a Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) and reserved a total of 205,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors and stockholders approved an additional 100,000-share allotment for the Directors’ Plan in 2000. The Directors’ Plan provides for the grant of stock options, pursuant to an automatic grant mechanism, to members of the Board of Directors who are not employees of Larscom Incorporated or of Axel Johnson with regard to their service as directors. Each non-employee director will receive an initial grant, upon first becoming a director, to purchase a total of 18,000 shares of Class A Common Stock, and each year thereafter will receive an option to purchase a total of 6,000 shares of Class A Common Stock. Each option is granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual installments and each annual grant vests in full in the third year following the date of grant. Options expire one year after termination of Board service or ten years after the date of grant. In February 2003, the Board of Directors approved the termination of the Directors Plan pending Stockholder approval of an amendment to the Incentive Plan (as defined below).

Stock Incentive Plan

On October 11, 1996, we adopted and the Board of Directors and Stockholders approved a Stock Incentive Plan (the “Incentive Plan”) under which 3,985,000 shares of Class A Common Stock have been reserved for issuance. The Board of Directors and stockholders approved an additional 2,800,000-share allotment for the Incentive Plan in 2000. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Compensation Committee of the Board of Directors administers the Incentive Plan. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% or more stockholder). Options granted prior to May 2000 generally vest over a four-year period from the date of grant. Options granted in May 2000 and thereafter generally vest over a three-year period. In February 2003, the Board of Directors approved an amendment to the Incentive Plan, subject to Stockholder approval, to allow for grants of stock awards under the Incentive Plan to non-employee directors.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Employee Benefit Plans: (Continued)

The following table summarizes activity under the Directors’ and Incentive Plans:

	Options Outstanding
	Directors’ Plan		Incentive Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
December 31, 1999	78	9.56	2,742	2.67
Granted	30	4.80	1,340	4.97
Exercised	—	—	(246)	1.75
Canceled	(6)	4.75	(617)	2.90

December 31, 2000	102	8.44	3,219	3.65
Granted	18	2.37	772	1.60
Exercised	—	—	(58)	2.19
Canceled	—	—	(1,376)	3.65

December 31, 2001	120	7.53	2,557	3.08
Granted	12	1.03	700	1.17
Exercised	—	—	—	—
Canceled	—	—	(1,248)	3.20

December 31, 2002	132	6.94	2,009	2.33

Options exercisable at December 31, 2002	84	$9.22	1,109	$2.80

The following table summarizes information about stock options outstanding at December 31, 2002, under the Directors’ Plan and the Incentive Plan (number of options in thousands) combined:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 0.01-$ 0.30	24	9.80	$0.28	—	$—
$ 0.31-$ 1.00	17	9.64	$0.43	—	$—
$ 1.01-$ 3.00	1,432	8.28	$1.39	684	$1.54
$ 3.01-$ 6.00	534	7.48	$4.25	393	$4.23
$ 6.01-$ 9.00	74	7.23	$8.54	56	$8.54
$ 9.01-$12.00	60	4.35	$11.40	60	$11.40

Total/Average	2.141	7.96	$2.61	1,193	$3.26

Pro Forma Information

As permitted under SFAS 123, we are continuing to measure compensation cost for stock-based compensation plans using the intrinsic value method prescribed by APB 25. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are described below.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Employee Benefit Plans: (Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Directors’ and Incentive Stock Option Plans			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	4.28%	3.94%	6.01%	1.86%	3.62%	5.73%
Expected volatility	90%	88%	77%	88%	88%	73%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected life	4.92	2.76	3.04	0.50	0.50	0.50

The weighted average estimated fair value of options granted under the Directors’ Plan, the Incentive Plan and the Purchase Plan were as follows:

	Directors’ Plan	Incentive Plan	Employee Stock Purchase Plan
2000 grants	$3.21	$2.63	$1.75
2001 grants.	$1.69	$0.80	$1.87
2002 grants	$0.61	$0.83	$0.72

Note 10—Commitments and Contingencies:

Commitments:

Operating lease commitments are related principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. Total rent expense in 2002, 2001 and 2000, was $1,950,000, $2,217,000 and $2,343,000, respectively. Sublease rental income was $922,000, $1,041,000 and $955,000 in 2002, 2001 and 2000, respectively. Future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of December 31, 2002 are as follows (in thousands):

	Lease Payments	Sublease Rental Income
Years ending December 31,
2003	$2,387	$640
2004	1,617	502
2005	338	264
2006	347	272
2007 and thereafter	29	23

	$4,718	$1,701

Contingencies:

In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. There have been no material payments made under our customer indemnification for the years 2002, 2001 and 2000.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Geographic Information:

Revenue and long-lived assets related to operations in the United States and other countries for the years ended and as of December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Revenues (a)			Long-lived Assets
	December 31,			December 31,
	2002	2001	2000	2002	2001	2000
United States	$19,356	$34,986	$47,303	$2,121	$3,125	$4,330
Other countries	4,131	6,885	7,361	5	10	14

Total	$23,487	$41,871	$54,664	$2,126	$3,135	$4,344

(a)	Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department to Commerce regulations.

Note 12—Guarantees:

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

We, as the guarantor, enter into one category of guarantee, namely performance guarantees. Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on our failure to perform under an obligating agreement. These obligating agreements consist primarily of manufacturing services agreements, non-cancelable and non-returnable purchase orders and technology acquisition agreements.

The term of the guarantees is less than one year. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense. The guarantees do not have a third party recourse provision.

The following table discloses our obligations under guarantees as of December 31, 2002 (in thousands):

Maximum Potential Amount of Future Payments
Manufacturing services agreements	$3
Non-cancelable and non-returnable purchase orders	313
Contingent payment for licensed technology	100

Total	$416

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Guarantees: (Continued)

The following table depicts product warranty during the fiscal year ended December 31, 2002 (in thousands):

Dollar Amount of Liability Debit/(credit)
Balance at December 31, 2001	$1,430
Accrual for new warranties	408
Accruals related to pre-existing warranties (including changes in estimates)	(887)
Settlements made in cash or in kind during the period	(219)

Balance at December 31, 2002	$732

We also, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage we believe the fair value of these indemnification agreements is minimal.

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date we have not paid any amounts to settle claims or defend lawsuits.

Note 13—Subsequent Event:

A sublease agreement was signed on February 11, 2003, between us and Promise Technology, Inc., which has a commencement date of March 1, 2003 and is for 20,000 square-feet in the Milpitas, California facility. Minimum future sublease income on this sublease agreement is as follows (in thousands):

Years ending December 31,	Milpitas Sublease Rental Income
2003	$ 92
2004	54

$146

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Unaudited Quarterly Consolidated Financial Data:

	Quarters Ended
	March 31, 2002	June 30, 2002(a)	Sept. 30, 2002(b)	Dec. 31, 2002(c)
	(in thousands, except per share data)
Revenues	$7,716	$5,829	$5,342	$4,600
Gross profit	$4,669	$2,957	$3,214	$2,300
Net loss	$1,363	$(2,499)	$(1,520)	$(2,239)
Basic and diluted loss per share	$0.07	$(0.13)	$(0.08)	$(0.12)

	Quarters Ended
	March 31, 2001	June 30, 2001(d)	Sept. 30, 2001	Dec. 31, 2001(e)
	(in thousands, except per share data)
Revenues	$12,214	$11,272	$10,375	$8,010
Gross profit	$5,620	$2,094	$5,070	$4,236
Net loss	$(1,496)	$(26,462)	$(1,278)	$(1,643)
Basic and diluted loss per share	$(0.08)	$(1.40)	$(0.07)	$(0.09)

Note:    (a) The net loss for the quarter ended June 30, 2002 included a net restructuring charge of $253,000. (b) The net loss for the quarter ended September 30, 2002 included a credit against restructuring charges of $61,000. (c) The net loss for the quarter ended December 31, 2002 included a net restructuring charge of $62,000. (d) The net loss for the quarter ended June 30, 2001 included a non-cash charge of $16,450,000 to provide a valuation allowance against the deferred tax assets in compliance with SFAS 109, restructuring charges of $4,761,000 and asset impairment charges of $1,911,000. (e) The net loss for the quarter ended December 31, 2001 included restructuring charges of $1,011,000.

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

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

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

Item  14.    Controls and Procedures

Evaluation of Controls and Procedures

Within 90 days before the date of this report, our disclosure committee carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Daniel L. Scharre, and Chief Financial Officer, Donald W. Morgan, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, Mr. Scharre and Mr. Morgan concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis.

Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

Limitations on the Effectiveness of Controls

The Company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)	The following documents are filed as a part of this report:

1.    Financial statements—See Item 8 of this report.

2.    Financial Statement Schedule.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions: cost and expense	Charges to other accounts	Deductions: items written-off	Balance at end of period
Allowance for doubtful accounts
December 31, 2000	$505	$102	$—	$27	$580
December 31, 2001	$580	$252	$—	$25	$807
December 31, 2002	$807	$548	$—	$44	$1,311

3.    Exhibits

Exhibit Number
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant as filed in the State of Delaware on December 11, 1996.

3.4	(1)	Amended By-laws of the Registrant.

10.1	(1)	Form of Larscom Incorporated Stock Option Plan For Non-Employee Directors.

10.1.1	(6)	Certificate of Amendment of Stock Option Plan for Non-Employee Directors.

10.2	(1)	From of Larscom Incorporated Stock Incentive Plan.

10.2.1	(6)	Certificate of Amendment of Stock Incentive Plan.

10.3	(1)	Form of Larscom Incorporated Stock Purchase Plan.

10.3.1	(6)	Certificate of Amendment of Employee Stock Purchase Plan.

10.4	(7)	Separation of Employment Due to Reduction-in-Force Layoff by and between Larscom Incorporated and Liam McManus effective January 1, 2002.

10.5	(7)	Employment Offer Letter Agreement by and between Larscom Incorporated and Gurdip Jande dated January 25, 2002, accepted February 11, 2002.

10.6	(1)	Form of Services Agreement between Axel Johnson and the Company.

10.7	(1)	Form of Credit Agreement between Axel Johnson and the Company.

10.7.1	(1)	2000 Amendments to the Credit Agreement between Axel Johnson and Larscom Incorporated.

10.7.2	(6)	2001 Amendments to the Credit Agreement between Axel Johnson and Larscom Incorporated.

Exhibit Number
10.7.3	(9)	Letter dated August 8, 2002 from Axel Johnson Inc. to waive the No MAC Condition to the Credit Agreement between Larscom Incorporated and Axel Johnson Inc.

10.8	(1)	Form of Tax-Sharing Agreement between Axel Johnson and the Company.

10.9	(7)	Letter Agreement Regarding Interest-Free Loan Obligation by and between Larscom Incorporated and Joseph A. Pendergast dated March 20, 2002.

10.10	(1)	From of Registration Rights Agreement between Axel Johnson and the Company.

10.11	(2)	Lease Agreement between Berg & Berg Enterprises Inc. and the Company.

10.13	(3)	Software License Agreement by and between Larscom Incorporated and 3NO Systems, Inc. dated September 21, 2000.

10.14	(4)	Lease Agreement between Technology IX, LLC, Keystone Corporation and Larscom Incorporated.

10.15	(5)	Original Equipment Manufacturing/Private Label Agreement by and between Larscom Incorporated and G3M Corporation dated January 4, 2001.

10.16	(5)	Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 1, 2001.

10.16.1	(6)	Amendment No. 1 to the Non-Exclusive OEM Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated September 7, 2001.

10.17	(6)	Sublease Agreement between Silicon Wireless Corporation and Larscom Incorporated.

10.18	(6)	General Release and Settlement Agreement by and between Larscon Incorporated and Robert Coackley dated July 1, 2001.
10.19	(6)	General Release of All Claims (California-With Attachment A) by and between Larscon Incorporated and George Donohoe dated June 22, 2001.

10.20	(6)	Employment Agreement by and between Larscom Incorporated and Daniel L. Scharre dated November 26, 2001.

10.21	(8)	Amended and Restated Promissory Note (No. 1) by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.22	(8)	Amended and Restated Promissory Note (No. 2) by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.23	(8)	Restructuring Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.24	(8)	Intellectual Property Security Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.25	(8)	License Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.26	(8)	Supply Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.

10.27	(8)	Employment Offer Letter Agreement by and between Larscom Incorporated and Leonard Eisentein dated May 3, 2002.

10.28	(8)	Letter Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated April 9, 2002.

10.29		Electronic Manufacturing Services Agreement by and between Larscom Inc. and Sparqtron Manufacturing Corp. dated October 21, 2002.

Exhibit Number
10.30	Consultant Agreement by and between Larscom Incorporated and Richard Pospisil dated November 22, 2002.

11.1	Statement re: computation of per share earnings.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney ( see “Signatures” page 59).

99.1	Periodic Report Certification filed pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

(1)	Incorporated by reference to identically numbered Exhibit to Larscom Incorporated Registration Statement on Form S-1 (Commission File No. 333-14001), which became effective on December 18, 1996.

(2)	Incorporated by reference to identically numbered exhibit in registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference to numbered exhibit 10.1 in registrant’s Form 10-Q for the third quarter ended September 30, 2000.

(4)	Incorporated by reference to identically numbered exhibit in registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to exhibits 10.1 and 10.2 in registrant’s Form 10-Q for the second quarter ended June 30, 2001.

(6)	Incorporated by reference to identically numbered exhibit in registrant’s Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to exhibits 10.1, 10.2, and 10.3 in registrant’s Form 10-Q for the first quarter ended March 30, 2002.

(8)	Incorporated by reference to exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 in registrant’s Form 10-Q for the second quarter ended June 30, 2002.

(9)	Incorporated by reference to exhibits 10.1 and 10.28 in registrant’s Form 10-Q for the third quarter ended September 30, 2002.

b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the fourth quarter of 2002.

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
Donald W. Morgan Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2003

POWER OF ATTORNEY

Know all these persons by these presents, that each person whose signature appears below continues and appoints Daniel L. Scharre and Donald W. Morgan and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DANIEL L. SCHARRE Daniel L. Scharre	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2003

/s/ DONALD W. MORGAN Donald W. Morgan	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2003

/s/ ALLEN R. ADAMS Allen R. Adams	Director	March 12, 2003

/s/ DONALD G. HEITT Donald G. Heitt	Director	March 12, 2003

/s/ LAWRENCE D. MILLIGAN Lawrence D. Milligan	Chairman of the Board	March 12, 2003

/s/ RICHARD E. POSPISIL Richard E. Pospisil	Vice Chairman of the Board	March 12, 2003

/s/ JOSEPH F. SMORADA Joseph F. Smorada	Director	March 12, 2003

/s/ DESMOND P. WILSON III Desmond P. Wilson III	Director	March 12, 2003

CERTIFICATIONS

I, Daniel L. Scharre, certify that:

1.    I have reviewed this annual report on Form 10-K of Larscom Incorporated;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003

By:	/s/ DANIEL L. SCHARRE
Chief Executive Officer

I, Donald W. Morgan, certify that:

1.    I have reviewed this annual report on Form 10-K of Larscom Incorporated;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003

By:	/s/ DONALD W. MORGAN
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.29	Electronic Manufacturing Services Agreement by and between Larscom Inc. and Sparqtron Manufacturing Corp. dated October 21, 2002.

10.30	Consultant Agreement by and between Larscom Incorporated and Richard Pospisil dated November 22, 2002.

11.1	Statement re: computation of per share earnings.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

99.1	Periodic Report Certification filed pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).