Form 10-Q
period 2003-03-31
LARSCOM INC
filed 2003-05-13
CIK 1024047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

The number of the registrant’s shares outstanding as of April 30, 2003, was 8,867,295 of Class A Common Stock and 10,000,000 of Class B Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

Signatures	28

Certifications	29

Part I: Item 1:	Financial Information Financial Statements (Unaudited)

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17,542	$15,643
Short-term investments	—	2,014
Accounts receivable, net	1,932	3,079
Inventories	3,331	3,816
Income tax receivable	56	60
Prepaid expenses and other current assets	1,478	1,322

Total current assets	24,339	25,934
Property and equipment, net	1,620	1,918
Other non-current assets, net	167	208

Total assets	$26,126	$28,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,049	$1,898
Accrued expenses and other current liabilities	4,201	4,510
Deferred revenue	2,415	2,102
Due to Axel Johnson	244	25

Total current liabilities	8,909	8,535
Other non-current liabilities	1,496	1,618

Total liabilities	10,405	10,153

Stockholders’ equity:
Class A Common Stock	89	89
Class B Common Stock	100	100
Additional paid-in capital	83,232	83,231
Accumulated other comprehensive loss	(1)	(1)
Unrealized investment gain	—	4
Accumulated deficit	(67,699)	(65,516)

Total stockholders’ equity	15,721	17,907

Total liabilities and stockholders’ equity	$26,126	$28,060

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Product revenues	$2,971	$6,329
Service revenues	1,254	1,387

Total revenues	4,225	7,716

Product cost of revenues	1,669	2,730
Service cost of revenues	305	317

Total cost of revenues	1,974	3,047

Gross profit	2,251	4,669

Operating expenses:
Research and development	1,107	979
Selling, general and administrative	3,418	4,286
Restructuring	(61)	—

Total operating expenses	4,464	5,265

Loss from operations	(2,213)	(596)
Interest and other income	47	85

Loss before income taxes	(2,166)	(511)
Income tax provision/(benefit)	17	(1,874)

Net (loss)/income	$(2,183)	$1,363

Basic net (loss)/income per share	$(0.12)	$0.07

Diluted net (loss)/income per share	$(0.12)	$0.07

Basic weighted average shares	18,865	18,845

Diluted weighted average shares	18,865	18,878

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net (loss)/income	$(2,183)	$1,363
Depreciation and amortization	345	375
Decrease in deferred income taxes	—	(1,894)
Writedown of inventories	66	—
(Decrease)/increase in bad debt reserves	(174)	5
Increase in deferred revenue	313	1,578
Decrease in accrued restructuring	(101)	(583)
Net decrease/(increase) in other working capital accounts	1,438	(1,277)

Net cash used in operating activities	(296)	(433)

Cash flows from investing activities:
Purchases of property and equipment	(5)	(43)
Purchases of short-term investments	—	(9,247)
Sales and maturities of short-term investments	2,014	5,092

Net cash provided/(used) by investing activities	2,009	(4,198)

Cash flows from financing activities:
Payments from Axel Johnson Inc.	219	49
Decrease in long-term deposits and capital lease obligations	(30)	(68)
Proceeds from issuances of Class A Common Stock	1	18

Net cash provided/(used) in financing activities	190	(1)

Effect of unrealized investment (loss)/gain and foreign exchange rates on cash	(4)	3

Increase/(decrease) in cash and cash equivalents	1,899	(4,629)
Cash and cash equivalents at beginning of period	15,643	9,789

Cash and cash equivalents at end of period	$17,542	$5,160

Supplemental disclosure of cash flow information
Interest paid	$1	$1

Income taxes paid	$17	$23

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

     The condensed consolidated financial statements for the three months ended March 31, 2003 and 2002, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 —Recent Accounting Pronouncements:

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in our financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating this issue and its impact on our financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The interim disclosure requirements of SFAS No. 148 have been included in our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on its financial statements.

Note 3—Inventories:

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$588	$916
Work-in-process	307	521
Finished goods	2,436	2,379

	$3,331	$3,816

Note 4—Restructuring and Cost of Revenues Charges:

During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in Durham, North Carolina and the write-off of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters of 2001 totaling $5,772,000. In May and October of 2002, we announced additional corporate restructuring as a result of the ongoing stagnation of the telecom market. Consequently, 30 positions were eliminated from our workforce with a charge to operating results of $570,000. Partially offsetting this charge was a $194,000 reduction to the prior restructuring reserves primarily for outplacement services, which were not fully utilized by some of the laid-off employees and $183,000 in rent collected under the sublease agreement with Silicon Wireless Corporation.

     A sublease agreement was signed on February 27, 2002, between us and Silicon Wireless Corporation, a start-up company that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. The agreement included an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the associated real-estate accrual as the sublease income is received. During the first quarter of 2003, restructuring expense was reduced by $61,000 as a result of rent collected from Silicon Wireless Corporation for our facility. We expect the remaining real estate lease obligation will be paid-out by January 2007.

     The following table provides details on the activity and remaining balances of the 2001 and 2002 restructuring charges as of March 31, 2003:

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	March 31,
June 2001 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$2,293	$(1,782)	$(511)	$—
Real estate lease	2,080	(748)	407	1,739
Fixed asset write-down	388	—	(388)	—

Total	$4,761	$(2,530)	$(492)	$1,739

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	March 31,
October 2001 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$966	$(892)	$(74)	$—
Real estate lease	45	(45)	—	—
Fixed asset write-down	—	—	—	—

Total	$1,011	$(937)	$(74)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	March 31,
May 2002 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$394	$(358)	$(36)	$—
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$394	$(358)	$(36)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	March 31,
October 2002 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$176	$(159)	$—	$17
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$176	$(159)	$—	$17

     We expect the remaining real estate lease obligation will be paid-out by January 2007 and the remaining employee termination costs to be paid-out by the end of 2003.

     The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2002 and 2001:

			Selling,
		Research	General
		&	&
	Manufacturing	Development	Administration	Total

June of 2001	3	24	26	53
October of 2001	12	5	18	35
May of 2002	4	4	8	16
October of 2002	—	6	8	14

Total	19	39	60	118

Note 5—Deferred Tax Assets:

     Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. We have concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by us in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The valuation allowance was reduced by $1,894,000 in the first quarter of 2002 due to our ability to utilize additional net operating loss carry-backs against taxes paid in 1996, 1997 and 1998. This is a result of the 2002 change in the federal income tax code for tax loss carry-back provisions. A federal tax filing was made during the third quarter of 2002 and a refund was received during that quarter for the entire $1,894,000 amount. The deferred tax asset balance at March 31, 2003 amounted to $23,953,000 and the valuation allowance balance was $23,953,000.

     Additional deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that an additional portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

Note 6—Net (Loss)/Income Per Share:

     Basic net (loss)/income per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net (loss)/income per share is computed using the weighted-average number of shares of Common Stock outstanding and the dilutive effect of options to purchase shares of Common Stock. In computing diluted earnings per share, the average price of our Common Stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. In the net loss per share computation, the effect of options to purchase shares of Common Stock is excluded, as their effect is antidilutive.

     The following table shows how basic and diluted net (loss)/income per share is computed (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net (loss)/ income	$(2,183)	$1,363

Basic weighted average Class A and B Common Stock outstanding	18,865	18,845
Effective of dilutive securities:
Stock options	—	33
Diluted weighted average Class A and B Common Stock outstanding	18,865	18,878
Basic net (loss)/income per share	$(0.12)	$0.07

Diluted net (loss)/income per share	$(0.12)	$0.07

Weighted average in-the-money Class A Common Stock options outstanding excluded from the basic and diluted loss per share calculation	24	—

Note 7—Accounting for stock-based compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

     We amortize stock-based compensation using the straight-line method over the vesting period of the options. The risk free interest rate used in the calculation is 2.56% for the first three months of 2003 and 4.20% for the first three months of 2002. The expected volatility is 90% for the first three months of 2003 and 2002. No dividend is expected to be paid. The expected life is 4.93 years for the first quarter of 2003 and 4.73 years for the first quarter of 2002. Pro forma information regarding net loss and earnings per share is presented and has been determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

     The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (in thousands except for per share data):

	Three Months Ended
	March 31

	2003	2002

Net (loss)/income — as reported	$(2,183)	$1,363
Compensation expenses net of taxes	$(81)	$(139)
Net (loss)/income — pro forma	$(2,264)	$1,224
Basic net (loss)/income per share — as reported	$(0.12)	$0.07
Basic net (loss)/income per share — pro forma	$(0.12)	$0.06
Diluted net (loss)/income per share — as reported	$(0.12)	$0.07
Diluted net (loss)/income per share — pro forma	$(0.12)	$0.06
Shares — Basic	18,865	18,845
Shares — Diluted	18,865	18,878

     The fair value of options and shares issued pursuant to the option plans and at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock-price volatility. We use projected volatility rates, which are based upon historical volatility rates. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options.

     The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss/income and earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 8—Comprehensive Income/(Loss):

     “Comprehensive Income/(Loss)” includes all changes in equity from non-owner sources during the period. There were two items of adjustment from net loss to comprehensive net loss for the periods presented, which relate to unrealized gains on short-term investments and foreign currency translation adjustments. Such amounts were immaterial for the periods presented.

     Note 9—Commitments and Contingencies:

     Commitments:

     Operating lease commitments are related principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. Total rent expense in the first quarter of 2003 and 2002, was $507,000 and $487,000, respectively. Sublease rental income was $155,000 and $240,000 in the first quarter of 2003 and 2002, respectively. Future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of March 31, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
	Payments	Income
Years ending December 31,
2003 (April 1 to December 31)	$1,792	$485
2004	1,617	502
2005	338	265
2006	347	273
2007 and thereafter	29	23

	$4,123	$1,548

     On March 18, 2003, we and VINA Technologies, Inc., a Delaware corporation (“VINA”), issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of March 17, 2003 (the “Merger Agreement”), by and among us, London Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and VINA. In accordance with the Merger Agreement, Merger Sub would merge with and into VINA (the “Merger”). At a later date, it is intended that VINA would merge with and into us and the separate corporate existence of VINA would disappear. As a result of the Merger, each issued and outstanding share of VINA Common Stock, would be automatically converted into the right to receive 0.2659 of a validly issued, fully paid and nonassessable share of our Common Stock.

     The consummation of the Merger is subject to the approval of our and VINA’s stockholders and other customary closing conditions. The Merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

     In connection with the Merger Agreement, certain VINA stockholders, including executive officers and members of the board of directors of VINA, representing approximately 40% of the voting power of outstanding VINA stock entered into a voting agreement (the “VINA Voting Agreement”) with us in which, among other things, each stockholder agreed, until the earlier of the consummation of the Merger or the termination of the Merger Agreement, to vote its shares of Common Stock in favor of the adoption of the Merger Agreement. Our majority stockholder, representing approximately 82% of the voting power of our outstanding stock also entered into a voting agreement with VINA in which, among other things, the stockholder agreed, until the earlier of the consummation of the Merger or the termination of the Merger Agreement, to vote its shares of Common Stock in favor of the adoption of the Merger Agreement.

     Contingencies:

     In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date we have not paid any amounts to settle claims or defend lawsuits.

Note 10—Geographic Information:

     Revenue and long-lived assets related to operations in the United States and other countries for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 and March 31, 2002 are as follows (in thousands):

	Three Months Ended
Revenues (a)	March 31,

	2003	2002

United States	$3,528	$6,418
Other countries	697	1,298

Total	$4,225	$7,716

(a)  Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations.

	As of

Long-Lived Assets	March 31,	December 31,
	2003	2002

United States	$1,780	$2,121
Other countries	7	5

Total	$1,787	$2,126

Note 11—Guarantees:

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in our financial statements.

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

     The following table discloses our obligations under guarantees as of March 31, 2003 (in thousands):

Maximum
Potential Amount
of Future Payments

Manufacturing services agreements	$97
Non-cancelable and non-returnable purchase orders	707
Axel Johnson Administrative Services Agreement	272
Contingent payment for licensed technology	100

Total	$1,176

     The following table depicts product warranty during the fiscal year ended March 31, 2003 (in thousands):

Dollar Amount of
Liability
Debit/(Credit)

Balance at December 31, 2002	$732
Accrual for new warranties	262
Accruals related to pre-existing warranties (including changes in estimates)	(130)
Settlements made in cash or in kind during the period	(196)

Balance at March 31, 2003	$668

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

     In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date we have not paid any amounts to settle claims or defend lawsuits.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The market for telecommunications equipment is going through a period of rationalization and contraction as service providers digest the network “overbuild” of the late 1990’s and 2000. This excess has left most service providers, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business is generally suffering as a result, our restructuring programs have substantially reduced our operating expense levels for 2002 and for the first quarter of 2003 versus the operating expense levels during the four quarters of 2001.

     On March 18, 2003, we and VINA, issued a joint press release announcing the execution of the Merger Agreement, dated as of March 17, 2003, by and among us, London Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary the Merger Sub, and VINA. In accordance with the Merger Agreement, Merger Sub would merge with and into VINA creating the Merger. At a later date, it is intended that VINA would merge with and into us and the separate corporate existence of VINA would disappear. As a result of the Merger, each issued and outstanding share of VINA Common Stock, would be automatically converted into the right to receive 0.2659 of a validly issued, fully paid and nonassessable share of our Common Stock.

     The consummation of the Merger is subject to the approval of our and VINA’s stockholders and other customary closing conditions. The Merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

     In connection with the Merger Agreement, certain VINA stockholders, including executive officers and members of the board of directors of VINA, representing approximately 40% of the voting power of outstanding VINA stock entered into the VINA voting agreement with us in which, among other things, each stockholder agreed, until the earlier of the consummation of the Merger or the termination of the Merger Agreement, to vote its shares of Common Stock in favor of the adoption of the Merger Agreement. Our majority stockholder, representing approximately 82% of the voting power of our outstanding stock also entered into a voting agreement with VINA in which, among other things, the stockholder agreed, until the earlier of the consummation of the Merger or the termination of the Merger Agreement, to vote its shares of Common Stock in favor of the adoption of the Merger Agreement.

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

     Investment and Accounts Receivable Risk

     We invest cash in excess of our daily needs in financial instruments issued by banks, government agencies or large corporations. Our policy is to invest these funds in financial instruments that are rated by Standard and Poors (or other rating agency equivalents) as A- or better in the case of general debt instruments or A1/P1 in the case of commercial paper. Our policy restricts us from investing more than $5 million or 20% of the total investment in any one institution or from investing in financial instruments that mature in more than 1 year. While we believe, in our judgment, these policies are protective of our funds; a default of any one institution would lead to our incurring a significant loss of cash.

     Our accounts receivable are largely from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. While our reserves have historically been within our expectations, we cannot guarantee that our evaluation of the credit risk of our customers will be correct. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the financial position of any one of these customers could have a material impact on the collectibility of our accounts receivable. To date, we have reserves for $528,000 in receivables associated with the 2002 bankruptcy filing of MCI/WorldCom. Receivables from our three largest customers (MCI/WorldCom, LTI Datacomm and Avaya) represented 51% of gross accounts receivable on March 31, 2003.

     Inventories

     Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Restructuring Reserves

     Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by us and for contractual payments we expect to continue to make for property no longer in use. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

     Income Taxes

     Deferred tax assets and liabilities are recognized for the temporary timing differences between the tax bases of assets and liabilities and the amounts reported in financial statements. A valuation allowance is provided against deferred tax assets if, in management’s judgment, it is more likely than not that, the potential future benefits of these assets will not be realized.

     Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in our financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating this issue and its impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The interim disclosure requirements of SFAS No. 148 have been included in our financial statements.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

Results of Operations

     Revenues. Our consolidated revenues of $4,225,000 for the first quarter ended March 31, 2003 declined 45% from 2002’s first quarter revenues of $7,716,000. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year’s first quarter with a combined revenue reduction of $2,915,000 or 84 % of the $3,491,000 total decline in revenues.

     By channel of distribution, the bulk of the revenue reductions for the first quarter of 2003 as compared to the first quarter of 2002 came from service providers (“SPs”) ($1,413,000) and end users ($953,000). Shipments to international locations represented 16% of total revenues during the first quarter of 2003 and were 46% lower than the same period of 2002.

     The combined revenues from MCI/WorldCom, Inc., LTI Datacomm and Avaya, our three largest customers, accounted for 52% of the total revenues for the first three months of 2003 versus 30% for the first three months of 2002. The financial difficulties at MCI/WorldCom, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. After the bankruptcy filing, because of MCI/WorldCom’s debtor-in-possession financing and their timely payment for shipments made after the bankruptcy filing, we resumed the recording of revenues upon shipment to MCI/WorldCom. The following table is the percentage of total revenues for our greater than 10% customers:

	Three Months Ended
	March 31,

	2003	2002

MCI/WorldCom, Inc.	26%	20%
LTI Datacom	14%	4%
Avaya Communications	12%	6%
AT&T	8%	17%

     Gross Profit. Our total gross margin dollars for the first quarter of 2003 were $2,251,000 versus $4,669,000 for the same period of 2002. The reduction in gross margin dollars for the 2003 period versus the 2002 period was due to sales volume declines ($2,129,000) as well as an 8% decline in gross margin percentage ($289,000). Our gross profit percentage in last year’s first quarter was 61% or 8 percentage points higher than this year’s first-quarter result of 53%. The 8 percentage point decline in gross margin was largely due to the impact of higher per unit overhead costs on lower first quarter 2003 sales volumes ($497,000), favorable manufacturing variances in the first quarter of 2002 ($64,000) partially offset by improved materials cost from services representing a larger part of sales and lower overall sales discounts ($272,000).

     Research and Development. Research and development expenses totaled $1,107,000 for the first quarter of 2003, which was $128,000 or 13% higher than the first quarter 2002 spending of $979,000. The expense increase in the first quarter was primarily due to higher spending on new product development projects in the first quarter of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 20% to $3,418,000 during the three months ended March 31, 2003, as compared to $4,286,000 for the same period in 2002. The reduced spending level was mainly due to lower salaries and related benefits ($324,000), resulting from our workforce reductions in 2001 and 2002, lower relocation costs ($304,000), primarily from the relocation of two officers in 2002 and an reduction to the bad debts reserve ($184,0000), reflecting our improved collections for the first quarter of 2003.

     Selling, general and administrative expenses include contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, internal audit, legal and human resources. The costs of these services have been allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. The allocated costs of these services amounted to $91,000 for the first quarter 2003, versus $116,000 for the first quarter of 2002.

     Restructuring. During the first quarter of 2003, we reduced our restructuring expenses by $61,000 compared to the first quarter of 2002 as a result of rental income we received for subleasing our leased facility in Durham, North Carolina.

     Interest and Other Income. Interest and other income amounted to $47,000 for the first quarter of 2003, as compared to $85,000 for the same period of 2002. Interest income, which is the major component of interest and other income, was $65,000 for the first quarter of 2003, compared to $115,000 for the same period in 2002. The lower interest income for the three-month period was attributed to lower average interest rates (1% versus 2%) and lower average cash and short-term investment balances ($18 million versus $21 million). Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better.

     Provision for Income Taxes. In the first quarter of 2003, we recorded an income tax provision of $17,000 versus an income tax benefit of $1,874,000 in the first quarter of 2002. The tax benefit of $1,874,000 for the three-month period ended March 31, 2002 was comprised primarily of an income tax refund as a result of a 2002 change in the federal income tax code. The tax code change allows corporations with certain tax losses to file for refunds for taxes paid in previous years. The tax benefit of $1,874,000 is mainly due to our filing for total refunds of $1,894,000 for taxes paid in 1996, 1997 and 1998.

     Net (Loss)/Income. The net loss in the first quarter of 2003 was $2,183,000 as compared to the net income of $1,363,000 in the first quarter of 2002. The net loss was principally due to lower revenues in the first quarter of 2003, partially offset by lower operating expenses. The net income reported in the first quarter of 2002 was the result of the benefit of income tax refunds for the years 1996, 1997 and 1998 more than offsetting our operating loss.

Liquidity and Capital Resources

     At March 31, 2003, we had cash and cash equivalents of $17,542,000 and no short-term investments. Cash and cash equivalents increased by approximately 12% from $15,643,000 on December 31, 2002. The increase in cash and cash equivalents in the first three months of 2003 reflects the movement between cash and short-term investments based on the timing of maturities of the investment securities.

     Cash and cash equivalents and short-term investments declined by $115,000 or 1% on March 31, 2003 from December 31, 2002. The net loss less non-cash items of depreciation and amortization used $1,838,000 of cash. Largely offsetting the cash usage were decreases to accounts receivable from collection efforts ($1,147,000), and inventories from control programs ($485,000) as well as an increase to amounts owed Axel Johnson ($219,000).

     Capital expenditures for the first three months of 2003 were $5,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $603,000 for 2003.

     We have a revolving line of credit of $15,000,000 under a credit agreement with Axel Johnson Inc. (the “Credit Agreement”). The Credit Agreement expires in December 2003. This agreement contains various representations, covenants, conditions and events of default typical for financing a business of a similar size and nature, including a condition to any drawdown that no material adverse change has occurred in our financial condition or results of operation. We currently have a letter from Axel Johnson Inc. dated August 8, 2002, stating that it is Axel Johnson’s intent to allow borrowings under the credit line, provided we do not experience any material adverse change after August 8, 2002. Upon an event of default or upon election by Axel Johnson if it no longer holds at least a majority of our outstanding voting power or it has elected less than a majority of our directors, any borrowings under the line of credit shall become payable in full. If the pending merger with VINA Technologies, Inc. is approved, Axel Johnson will no longer hold a majority of our outstanding voting power as specified in the Credit Agreement. To date we have not found it necessary to use this line of credit. In addition to the Credit Agreement, we and Axel Johnson Inc. have an administrative service agreement and a tax-sharing agreement for the purposes of defining the on-going relationship between the two entities. As of March 31, 2003 Axel Johnson owned 53% of our Class A and Class B Common Stock, representing 82% of the outstanding voting power.

     We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the next 12 months. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to request borrowings under our credit line with Axel Johnson Inc. or seek additional capital from other sources. In that event, it is possible we would not be able to make the representations and warranties necessary to effect a borrowing under the Axel Johnson Inc. Credit Agreement, or if the merger with VINA Technologies, Inc. is consummated, Axel Johnson will hold less than a majority of voting power and may elect to cease making loans under the agreement, or we may not be able to obtain adequate capital from other sources.

     Our current contractual commitments consist principally of operating leases for real estate and ongoing commitments for manufacturing services, product inventories and other general services related to the normal operation of the business. We also have a commitment to pay a technology-licensing fee, dependent on our decision to incorporate certain technologies in a product currently under development.

     Our operating lease commitments relate principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. Our total rent expense in the first quarter of 2003 and 2002, was $507,000 and $487,000, respectively. Sublease rental income was $155,000 and $240,000 in the first quarter of 2003 and 2002, respectively. Our future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of March 31, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
Years ending December 31,	Payments	Income

2003 (April 1 to December 31)	$1,880	$485
2004	1,617	502
2005	338	264
2006	347	272
2007 and thereafter	29	23

	$4,211	$1,546

     We have purchase orders and contracts outstanding for goods and services incurred in the normal course of business as well as a contingent technology licensing agreement explained above. The following table discloses our obligations under guarantees as of March 31, 2003 (in thousands):

Maximum
Potential Amount
of Future Payments

Manufacturing services agreements	$97
Non-cancelable and non-returnable purchase orders	707
Axel Johnson Administrative Services Agreement	272
Contingent payment for licensed technology	100
Total	$1,176

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

     We, London Acquisition Corp., our wholly owned subsidiary (“Merger Sub”), and VINA Technologies, Inc. (“VINA”) entered into an Agreement and Plan of Merger, dated as of March 17, 2003, pursuant to which Merger Sub will merge with and into VINA (the “Merger”). The consummation of the Merger is subject to the approval of our and Vina’s stockholders and other customary closing conditions. The integration of the companies will be complex, time consuming and expensive and may disrupt our and VINA’s businesses. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-Merger events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The execution of these post-Merger events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on the combined company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with the merger and the combined operations.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with the Merger. The inability to successfully integrate the operations, technology and personnel, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of our Common Stock.

     In addition, the pending Merger involves other risks and uncertainties to us, including:

•	if the benefits to the Merger do not exceed the associated costs, our financial results could be materially harmed;

•	the Merger could cause us to lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel;

•	general uncertainty related to the Merger could harm us by causing customers to delay or defer purchasing decisions or increasing the volatility of our share price;

•	during the pendency of the Merger we may not be able to enter into a merger or business combination with another party at a favorable price because of the restrictions of the Merger Agreement; and

•	failure to complete the Merger may result in our paying a termination fee and could harm our Common Stock price and future business and operations.

     Our entire industry is in an extended downturn. The downturn for the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, have negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of severity or duration of this economic downturn or the reduced demand in the telecommunications industry. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. For the quarter ended March 31, 2003, order demand from our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

     We expect to continue to incur operating losses and may not be profitable in the future. We have experienced substantial net losses, including a net loss of $2,183,000 in the first quarter of 2003, $4,895,000 in 2002 and $30,879,000 in 2001 and had an accumulated deficit of $67,699,000 as of March 31, 2003. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

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

     We conducted four rounds of restructuring/layoffs in the past two years. Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people) of the base 2001 workforce. On May 31, 2002 we announced another reduction in force of approximately 13% (16 people) of our remaining workforce. On October 21, 2002, we announced an additional reduction of 13% of our workforce (14 people). Thirty-three percent (39 people) of the total reductions in employees were from engineering personnel. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue in 2003. Therefore, there can be no assurance that another material restructuring and/or workforce reduction will not be required. In addition, our workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

     We depend upon a small number of customers. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. Our largest customer, MCI/WorldCom, filed for bankruptcy in 2002, which could lead to a substantial loss in their customer base or a major reorganization, all of which could influence their order levels to us. In 2002 revenue from sales to MCI/WorldCom decreased 71% from sales to MCI/WorldCom in 2001.

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

     The market for our products is intensely competitive, and our failure to compete effectively could reduce our revenues and margins. Competition in the market place for high-speed network-access products is intense. Our products compete primarily with Quick Eagle Networks, Verilink, Kentrox, Cisco Systems, Alcatel, ADTRAN, RAD, Telco Systems, Carrier Access and Paradyne. We compete to a lesser extent with other telecommunications equipment companies. Many of our competitors have more broadly developed distribution channels and have made greater advances than we have in emerging technologies. Cisco Systems and Altcatel are two of the largest communications equipment companies in the world. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

     We are controlled by Axel Johnson Inc. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to four votes per share, subject to adjustment to preserve the initial voting ratio. Axel Johnson Inc. is the sole holder of the Class B Common Stock. As a result, Axel Johnson Inc. has sufficient voting power to control the direction and policies of Larscom absolutely, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom.

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

     We are significantly engaged in selling in international markets, which results in operational difficulties and risks. Sales outside the U.S. approximated 18% of our revenues for 2002 and 16% for the first quarter of 2003. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have an adverse impact on our business and operating results.

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

     Our Class A Common Stock has traded below one dollar and may be subject to de-listing from the Nasdaq SmallCap Market. On July 16, 2002, we received a notice from Nasdaq that our Common Stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days as well as the minimum requirements for market value of publicly traded shares on the Nasdaq National Market. As a result, Nasdaq provided us 90 calendar days, or until October 14, 2002 to regain compliance with this requirement or face de-listing from trading on the Nasdaq National Market. Prior to our de-listing, we submitted an application to Nasdaq for transfer to their SmallCap market. The application was approved and our stock began trading on the Nasdaq SmallCap market effective on October 23, 2002. In order for our common stock to continue to remain listed on the Nasdaq SmallCap we must satisfy various listing maintenance standards including a minimum closing bid price of $1.00 and a minimum market value of publicly traded shares.

     We have asked for shareholder approval of a reverse stock split and, if approved by the stockholders, will implement a reverse stock split in connection with the Merger or, even if the Merger is not consummated, may implement a reverse stock split to maintain compliance with the Nasdaq minimum bid price requirements. The effect however, of a reverse stock split on the market price of our Common Stock cannot be predicted and the history of similar stock splits for companies in like circumstances is varied. The market price per share of our Common Stock after the reverse stock split may not rise in proportion to the reduction in the number of shares of Common Stock outstanding resulting from the reverse stock split. Also, the possibility exists that liquidity in shares of Common Stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split. The market price per post reverse stock split share may not exceed or remain in excess of the $1.00 minimum closing bid price requirement and we may not otherwise meet the Nasdaq requirements for continued listing on the Nasdaq SmallCap Market. If we are unable to meet Nasdaq’s SmallCap listing requirements our Class A Common Stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our Class A Common Stock, could be adversely impacted as a result.

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

     At March 31, 2003, we had no short-term investments.

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

     a.     Exhibits.

10.1 Agreement and Plan of Merger by and among Larscom Incorporated, London Acquisition Corp. and VINA Technologies, Inc., dated as of March 17, 2003. (1)

10.2 VINA Voting Agreement, by and between Larscom Incorporated, and certain stockholders of VINA Technologies, Inc., dated as of March 17, 2003. (2)

99.1 Periodic Report Certification filed pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(1) Incorporated by reference to exhibit 2.1 in registrant’s Form 8-K dated March 18, 2003.

(2) Incorporated by reference to exhibit 2.3 in registrant’s Form 8-K dated March 18, 2003.

     b.     Reports.

We filed one report on Form 8-K dated March 18, 2003. Information regarding the item reported is as follows: On March 18, 2003, VINA Technologies, Inc., a Delaware corporation, and Larscom Incorporated, a Delaware corporation, issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of March 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date	May 12, 2003	By	/s/ Daniel L. Scharre Daniel L. Scharre President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Donald W. Morgan Donald W. Morgan Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Date:	May 12, 2003

By:	/s/ Daniel L. Scharre Chief Executive Officer

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

Date:   May 12, 2003

By:	/s/ Donald W. Morgan Chief Financial Officer

EXHIBIT INDEX

99.1	Periodic Report Certification filed pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)