Form 10-Q
period 2003-06-30
LARSCOM INC
filed 2003-08-14
CIK 1024047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s shares outstanding as of July 31, 2003, was 5,095,776 of Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

Part I: Financial Information

Item 1: Financial Statements (Unaudited)

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$14,008	$15,643
Short-term investments	—	2,014
Accounts receivable, net	3,428	3,079
Inventories	5,003	3,816
Income tax receivable	35	60
Prepaid expenses and other current assets	2,847	1,322

Total current assets	25,321	25,934
Property and equipment, net	2,740	1,918
Intangible assets, net	4,329	—
Other non-current assets, net	597	208

Total assets	$32,987	$28,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,352	$1,898
Accrued expenses and other current liabilities	5,042	4,510
Deferred revenue	2,224	2,102
Due to Axel Johnson	804	25

Total current liabilities	12,422	8,535
Other non-current liabilities	1,912	1,618

Total liabilities	14,334	10,153

Stockholders’ equity:
Class A Common Stock	51	89
Class B Common Stock	—	100
Additional paid-in capital	89,610	83,231
Deferred compensation	(101)	—
Accumulated other comprehensive loss	(1)	(1)
Unrealized investment gain	—	4
Accumulated deficit	(70,906)	(65,516)

Total stockholders’ equity	18,653	17,907

Total liabilities and stockholders’ equity	$32,987	$28,060

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Product revenues	$3,975	$4,387	$6,946	$10,716
Service revenues	1,296	1,442	2,550	2,829

Total revenues	5,271	5,829	9,496	13,545

Product cost of revenues	2,429	2,576	4,098	5,306
Service cost of revenues	267	296	572	613

Total cost of revenues	2,696	2,872	4,670	5,919

Gross profit	2,575	2,957	4,826	7,626

Operating expenses:
Research and development	1,231	1,058	2,338	2,037
Selling, general and administrative	4,179	4,259	7,597	8,546
Amortization of acquisition intangibles	93	—	93	—
Restructuring	151	253	90	253
In-process research & development	155	—	155	—

Total operating expenses	5,809	5,570	10,273	10,836

Loss from operations	(3,234)	(2,613)	(5,447)	(3,210)
Interest and other income	34	132	81	218

Loss before income taxes	(3,200)	(2,481)	(5,366)	(2,992)
Income tax provision/(benefit)	7	18	24	(1,856)

Net loss	$(3,207)	$(2,499)	$(5,390)	$(1,136)

Basic and diluted net loss per share	$(0.95)	$(0.93)	$(1.77)	$(0.42)

Basic and diluted weighted average shares	3,380	2,693	3,038	2,693

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities, net of acquired business:
Net loss	$(5,390)	$(1,136)
Depreciation and amortization	982	778
Increase in deferred income taxes	—	(1,894)
Writedown of inventories	377	528
(Decrease)/increase in bad debt reserves	(266)	174
(Decrease)/increase in deferred revenue	(236)	664
Decrease in accrued restructuring	(187)	(580)
Net decrease in other working capital accounts	637	1,772

Net cash (used in)/provided by operating activities	(4,083)	306

Cash flows from investing activities:
Purchases of property and equipment	(107)	(95)
Cash acquired in business acquisition, net of transaction costs	(266)	—
Purchases of short-term investments	—	(9,247)
Sales and maturities of short-term investments	2,014	10,250
Licenses long-term	—	(333)

Net cash provided by investing activities	1,641	575

Cash flows from financing activities:
Payments from/(to) Axel Johnson Inc.	780	(205)
Increase/(decrease) in deferred rent and other long-term obligations	2	(53)
Proceeds from issuances of Class A Common Stock	29	18

Net cash provided by/(used in) financing activities	811	(240)

Effect of unrealized investment (loss)/gain and foreign exchange rates on cash	(4)	14

(Decrease)/increase in cash and cash equivalents	(1,635)	655
Cash and cash equivalents at beginning of period	15,643	9,789

Cash and cash equivalents at end of period	$14,008	$10,444

Supplemental disclosure of cash flow information
Interest paid	$2	$12

Income taxes paid	$6	$28

Acquisition of business for stock (see note 2)	$7,132	$—

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

     The condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2002, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2—Acquisitions:

     On June 5, 2003, we completed the acquisition of VINA Technologies, Inc. (“VINA”). The consideration consisted of approximately 2,393,894 shares of Larscom common stock and the assumption of certain liabilities and obligations of VINA, including those arising under its stock option plans.

     VINA is a leading developer of multi-service broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. VINA’s products integrate various broadband access technologies, including existing circuit-based and emerging packet-based networks, onto a single platform to alleviate capacity constraints in communications networks.

     The total purchase price we recorded was approximately $7,132,000 consisting of (a) a total of approximately 2,393,894 shares of Larscom common stock issued upon consummation and valued at approximately $5,329,000, using a fair value per share of $2.23, (b) approximately $883,000 of consideration for options and warrants to purchase approximately 454,752 equivalent shares of Larscom common stock assumed as part of the merger, and (c) direct transaction costs of approximately $920,000. The fair value of Larscom’s common stock issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of 4.92 years, risk-free interest rate of 2.20%, expected volatility of 90% and no expected dividend yield. The following assumptions were used to perform the calculations for the warrants assumed: remaining contractual life of 1.63 years, risk-free interest rate of 1.30% and expected volatility of 90%. This acquisition was accounted for as a purchase. The purchase price of the VINA merger is as follows (in thousands):

Value of Larscom Stock issued	$5,329
Value of options and warrants issued	883
Direct transaction costs	920

Total purchase price	$7,132

     Under the purchase method of accounting, the total purchase price is allocated to VINA’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon the preliminary independent valuation, the purchase price allocation, which is subject to change based on Larscom’s final analysis, is as follows (in thousands):

Tangible assets acquired	$6,760

Amortizable intangible assets:
Developed technology	2,638
Tradenames/trademarks	155
Customer contracts/relationships	1,551
Order backlog	78

Total assets acquired	11,182
In-process research and development	155
Liabilities assumed	(3,735)
Deferred compensation	106
Insurance premium liability assumed	(576)

Net assets acquired	$7,132

     Of the purchase price of VINA, $155,000 represented acquired in-process research and development (“IPRD”), which had not yet reached technological feasibility and has no alternative future use as of the date of acquisition. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The estimate of in-process research and development costs involved one project, which was 87% complete and a discount rate of 30% was used to value the project.

     A preliminary estimate of $4,422,000 has been allocated to amortizable intangible assets with useful lives ranging from 6 months to 6 years as follows: Developed technology — 5 to 6 years; Trade name / trademarks — 3 years; Customer contracts/relationships — 3 to 5 years; and Order backlog — 6 months. During the three and six month periods ended June 30, 2003, we recorded $93,000 in operating expense related to the amortization of merger-related intangibles. Amortization charged to income for the subsequent five years is estimated, based on the June 5, 2003 intangible asset values, to be: 2003 — $635,682, 2004 — $956,755, 2005 — $956,755, 2006 — $775,748 and 2007 — $646,456.

     An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets including the portion of the purchase price attributed to acquired IPRD projects. Standard valuation procedures and techniques were utilized in determining the fair value.

     Developed technology and in-process technology were identified and valued through analysis of VINA’s current development projects, their respective stages of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

     The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing IPRD, developed technology and trade names/trademarks. Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the respective IPRD, developed technology and trade names/trademarks were then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

     Customer contracts/relationships and order backlog were valued using the cost method. The cost to develop the customer contracts and relationships and to earn the order backlog were estimated and valued on an after-tax basis.

     Supplemental pro forma information reflecting the acquisition of VINA as if it occurred on December 31, 2001 is as follows for the six months ended June 30, 2003 and 2002 (in thousands, unaudited):

	Three Months ended June 30		Six Months ended June 30

	2003	2002	2003	2002

Total net revenues	$5,880	$12,453	$15,935	$26,608
Net loss	$(6,741)	$(9,603)	$(15,673)	$(18,379)
Net loss per share	$(1.32)	$(1.89)	$(3.08)	$(3.61)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

Note 3 —Recent Accounting Pronouncements:

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and it has been implemented in our financial statements.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on our financial statements.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard has not had a material impact on our financial statements.

Note 4—Inventories:

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$1,427	$916
Work-in-process	128	521
Finished goods	3,448	2,379

	$5,003	$3,816

Note 5—Restructuring and Cost of Revenues Charges:

     During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in Durham, North Carolina and the write-off of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters of 2001 totaling $5,772,000. In May and October of 2002, we announced additional corporate restructuring as a result of the ongoing stagnation of the telecom market. Consequently, 30 positions were eliminated from our workforce with a charge to operating results of $570,000. Partially offsetting this charge was a $194,000 reduction to the prior restructuring reserves primarily for outplacement services, which were not fully utilized by some of the laid-off employees and cumulatively, $246,000 in rent collected under the sublease agreement with Silicon Wireless Corporation described below. After the VINA merger, on June 5, 2003, a restructuring was effected which resulted in a reduction of 19 positions and a charge to operating results of $212,000.

     In connection with the closing of our facility in Durham, North Carolina, we remain responsible for the existing lease. We entered into a sublease agreement on February 27, 2002, between us and Silicon Wireless Corporation, a start-up company that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. The agreement included an initial four-and-one-half-months free-rent period. Due to the uncertainty of the receipt of income under the sublease, we have decided to release the associated real-estate accrual as the sublease income is received. During the second quarter of 2003, our restructuring expenses were reduced by $61,000 as a result of rent collected from Silicon Wireless Corporation. We expect the remaining real estate lease obligation will be paid-out by January 2007.

     The following table provides details on the activity and remaining balances of the 2001, 2002 and 2003 restructuring charges as of June 30, 2003:

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	June 30
June 2001 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$2,293	$(1,782)	$(511)	$—
Real estate lease	2,080	(831)	407	1,656
Fixed asset write-down	388	—	(388)	—

Total	$4,761	$(2,613)	$(492)	$1,656

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	June 30,
October 2001 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$966	$(892)	$(74)	$—
Real estate lease	45	(45)	—	—
Fixed asset write-down	—	—	—	—

Total	$1,011	$(937)	$(74)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	June 30,
May 2002 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$394	$(358)	$(36)	$—
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$394	$(358)	$(36)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	June 30,
October 2002 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$176	$(163)	$—	$13
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$176	$(163)	$—	$13

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	June 30,
June 2003 Restructuring	Charges	Charges	Adjustments	2003

	(in thousands)
Employee termination costs	$212	$(211)	$27	$28

     We expect the remaining employee termination costs to be paid-out by the end of 2003.

     The following table provides details on the staff reductions for our restructuring and reduction-in-force programs in 2003, 2002 and 2001:

			Selling,
		Research	General
		&	&
	Manufacturing	Development	Administration	Total

June of 2001	3	24	26	53
October of 2001	12	5	18	35
May of 2002	4	4	8	16
October of 2002	—	6	8	14
June of 2003	4	5	10	19

Total	23	44	70	137

Note 6—Deferred Tax Assets:

     Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. We have concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by us in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The valuation allowance was reduced by $1,894,000 in the first quarter of 2002 due to our ability to utilize additional net operating loss carry-backs against taxes paid in 1996, 1997 and 1998. This is a result of the 2002 change in the federal income tax code for tax loss carry-back provisions. A federal tax filing was made during the third quarter of 2002 and a refund was received during that quarter for the entire $1,894,000 amount. The deferred tax asset balance at June 30, 2003 amounted to $26,296,000 and the valuation allowance balance was $26,296,000.

     As part of the merger with VINA, we recorded a deferred tax liability for the value of the intangibles acquired, and a deferred tax asset for the NOL and credit carryforwards acquired and the difference in the accounting and tax basis’ of the VINA assets. The net deferred tax asset related to the merger has been fully reserved due to the uncertainty surrounding its realization. Because the merger with VINA is an “ownership change” as broadly defined in Section 382 of the Internal Revenue Code of 1986, as amended, utilization of the NOL carryforwards may be subject to an annual limitation which could defer the timing or limit the total tax carryforwards ultimately utilized in the future.

     Additional deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that an additional portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

Note 7—Net (Loss)/Income Per Share:

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

     The following table shows how basic and diluted net loss per share is computed (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(3,207)	$(2,499)	$(5,390)	$(1,136)

Basic and diluted weighted average Class A and B Common Stock outstanding	3,380	2,693	3,038	2,693
Basic and diluted net loss per share	$(0.95)	$(0.93)	$(1.77)	$(0.42)

* The diluted earnings per share calculation for the above-referenced periods excluded the following options and warrants to purchase common shares because their effect would have been antidilutive	774	378	774	378

Note 8—Accounting for stock-based compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

     We amortize stock-based compensation using the straight-line method over the vesting period of the options. The risk-free interest rate used in the calculations were 2.56% for the first quarter of 2003 and 2.20 % for the second quarter of 2003; 4.20% for the first quarter of 2002 and 4.30% for the second quarter of 2002. The expected volatility was 90% for the all periods. A zero dividend rate was used for all periods. The expected life was 4.93 years for the first quarter of 2003 and 4.92 for the second quarter of 2003; 4.73 years was used for the first and second quarters of 2002. Pro forma information regarding net loss and earnings per share is presented and has been determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

     The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (in thousands except for per share data):

	June 30,		June 30,

	2003	2002	2003	2002

Net loss — as reported	$(3,207)	$(2,499)	$(5,390)	$(1,136)
Less: employee compensation expense as reported	5	0	5	0
Plus: employee compensation expense on a pro forma basis	(244)	(190)	(398)	(317)

Net loss — pro forma	$(3,446)	$(2,689)	$(5,783)	$(1,453)

Basic net loss per share — as reported	$(0.95)	$(0.93)	$(1.77)	$(0.42)
Basic net loss per share — pro forma	$(1.02)	$(1.00)	$(1.90)	$(0.54)
Basic and diluted net loss per share - as reported	$(0.95)	$(0.93)	$(1.77)	$(0.42)
Shares — basic and diluted	3,380	2,693	3,038	2,693

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

Note 9—Comprehensive Income/(Loss):

     “Comprehensive Income/(Loss)” includes all changes in equity from non-owner sources during the period. There were two items of adjustment from net loss to comprehensive net loss for the periods presented, which relate to unrealized gains on short-term investments and foreign currency translation adjustments. Amounts for unrealized gains on short-term investments and foreign currency translation adjustments were immaterial for the periods presented.

Note 10—Commitments and Contingencies:

     Commitments:

     Operating lease commitments are related principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. In addition, as part of the merger with VINA, we have leased facilities in Newark, California and Nashua, New Hampshire with leases that expire in 2007 and 2003 respectively. Total rent expense in the second quarter of 2003 and 2002, was $520,000 and $485,000, respectively. For the six months ended June 30, rent expense was $1,011,000 and $972,000 for 2003 and 2002, respectively. Sublease rental income was $144,000 and $250,000 in the second quarter of 2003 and 2002, respectively. Sublease rental income was $299,000 for the six months ended June 30, 2003 and $490,000 for the six months ended June 30, 2002. Future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of June 30, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
Years ending December 31,	Payments	Income

2003 (July 1 to December 31)	$1,398	$420
2004	2,015	639
2005	737	265
2006	745	272
2007 and thereafter	261	23

	$5,156	$1,619

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

     As part of the merger with VINA we have assumed a liability recorded on the books of VINA for California sales taxes for the period January 1, 1999 through March 31, 2000 resulting from a sales and use tax audit by the California State Board of Equalization. The assessment is currently under appeal.

Note 11—Geographic Information:

     Revenue related to operations in the United States and other countries for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
Revenues (a)	June 30,		June 30,

	2003	2002	2003	2002

United States	$4,602	$4,703	$8,130	$11,121
Other countries	669	1,126	1,366	2,424

Total	$5,271	$5,829	$9,496	$13,545

     Long-lived assets as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

	As of

Long-Lived Assets	June 30,	December 31,
	2003	2002

United States	$7,662	$2,121
Other countries	4	5

Total	$7,666	$2,126

(a)  Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations

Note 12—Guarantees:

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

The following table discloses our obligations under guarantees as of June 30, 2003 (in thousands):

Maximum
Potential Amount of Future Payments

Non-cancelable and non-returnable purchase orders	$3,136

The following table depicts product warranty activity during the six months ended June 30, 2003 (in thousands):

Dollar Amount of
Liability Debit/(Credit)

Balance at December 31, 2002	$732
Accrual for new warranties	141
Accruals related to pre-existing warranties (including changes in estimates)	(223)
Addition of VINA warranty reserves	385
Settlements made in cash or in kind during the period	(45)

Balance at June 30, 2003	$990

     We also, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. In addition, as part of the merger with VINA, we have indemnified the former officers and directors against claims against them in their former roles at VINA. We purchased a director’s and officer’s insurance policy to cover former directors and officers of VINA for a period of six years following the merger for events that may occur, related to the former VINA business. The maximum amount of potential future indemnification is unlimited; however, we believe the policies we purchased limit our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

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

Note 13—Changes in Stockholders’ Equity:

     Reclassification of Class A and Class B Common Shares:

     On June 3, 2003, Larscom’s stockholders approved a proposal to reclassify its Class A and Class B Common Stock into a single class of common stock. The old Class B Common Stock had rights of four votes per share and was owned by one shareholder, Axel Johnson. These additional voting rights gave Axel Johnson control of 82% of the voting interest prior to the merger with VINA. After issuance of 2,393,894 shares in connection with the VINA merger, and the reclassification of the Class B Common Stock into Class A Common Stock with one vote per share, Axel Johnson’s control of the voting interest was reduced to 28%. Additionally, as a result of the shares issued to VINA shareholders, entities affiliated with Sierra Ventures V. L.P. received Larscom shares resulting in control of another 28% of voting interest in Larscom.

     Reverse Split of Class A Common Shares:

     On June 3, 2003 Larscom’s shareholders also approved a proposal to amend Larscom’s certificate of incorporation to effect a reverse split of Larscom’s Common Stock in a ratio to be determined by the Board of Directors. The Board subsequently voted on June 5, 2003 to effect a reverse split with a 7-for-1 ratio with effect from June 6, 2003.

     Larscom Stock Options:

     As part of the merger with VINA, the existing VINA stock options and warrants were replaced with Larscom stock options and warrants, containing the exact terms, price and earned vesting percentages, as those held immediately prior to the merger (after the post-merger, post-split exchange ratio of .03799 shares of Larscom common stock for each share of VINA common stock). All share and per share information has been retroactively restated for reverse stock split.

     The assumption of the VINA options and warrants resulted in the issuance of 454,752 non-qualified Larscom options and warrants. Additionally, as a result of the change of control resulting from the reclassification of shares previously discussed, and the VINA merger, a large part of the outstanding stock options previously issued by Larscom, became fully vested due to a change-in-control provision contained in most of the outstanding option agreements. This acceleration caused 61,818 additional shares to become vested and exercisable on June 5, 2003 with an average exercise price of approximately $19.72.

Note 14—Related Party Transactions:

     As a result of the change in control as described in Note 13 above, Larscom no longer participates in the various benefit programs sponsored by Axel Johnson. These programs included medical, dental and life insurance, and workers’ compensation insurance. Larscom was also provided certain administrative services including tax, accounting, treasury, legal and human resources under an administrative services agreement. These services have now been secured by us, on a separate basis, from various third parties. The credit agreement we entered into with Axel Johnson was cancelled effective June 5, 2003. Additionally, Axel Johnson has assumed Larscom’s liability for any future funding liabilities for past participation by Larscom employees under the Axel Johnson Inc. Retirement Plan and the Axel Johnson Inc. Retirement Restoration Plan. Larscom’s employees had ceased to accrue benefits under these retirement plans after March 28, 1998.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The market for telecommunications equipment is going through a period of rationalization and contraction as service providers digest the network “overbuild” of the late 1990’s and 2000. This excess has left most service providers, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business is generally suffering as a result, our restructuring programs have substantially reduced our operating expense levels for 2002 and for the first six months of 2003 versus the operating expense levels during 2001.

     On March 18, 2003, we and VINA Technologies, Inc. issued a joint press release announcing the execution of the Agreement and Plan of Merger, dated as of March 17, 2003, by and among us, London Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary the Merger Sub, and VINA. On June 5, 2003, we completed the merger and Merger Sub merged with and into VINA. At a later date, it is intended that VINA will merge with and into us and the separate corporate existence of VINA would disappear. As a result of the merger, each issued and outstanding share of VINA Common Stock, is being automatically converted into the right to receive 0.03799 of a validly issued, fully paid and nonassessable share of our Common Stock, adjusted for our June 6, 2003, 7-for-1 reverse stock split. The aggregate consideration consisted of approximately 2,393,894 shares of Larscom common stock and the assumption of certain liabilities and obligations of VINA, including those arising under its stock option plans.

     The results for the second quarter 2003 include the results of Vina Technologies, Inc., for the period of June 6, 2003 through June 30, 2003.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

     Revenue from product sales is generally recognized when products are shipped to our customers. However, some of our distributors, who maintain significant inventories of our products, have a right to return products or a portion of products that remain unsold. In the case where the distributor has a right to return products or a portion of products, we do not recognize revenue until the distributor notifies us that the products have been shipped to the end user or the right to return a portion of products has expired. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer. If we believe that collection is not probable at the time of shipment, we elect to defer the revenue until the cash is collected.

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

     Our accounts receivable are largely from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. While our reserves have historically been within our expectations, we cannot guarantee that our evaluation of the credit risk of our customers will be correct. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the financial position of any one of these customers could have a material impact on the collectibility of our accounts receivable. To date, we have reserves for $528,000 in receivables associated with the 2002 bankruptcy filing of MCI. Our three largest customer receivable balances (Lucent, MCI and Eschelon) represented 45% of gross accounts receivable on June 30, 2003.

     Inventories

     Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We accounted for the VINA inventories acquired at their fair market value.

     Restructuring Reserves

     Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by us and for contractual payments we expect to continue to make for property no longer in use. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

     Warranty

     We provide a three-year warranty for most of our products and a five-year warranty for the Terra and IAD product lines. We provide for the estimated cost of warranty at the time we record revenue for a product based on our historical costs, which includes material, labor and overhead. While we believe that our reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, especially for those estimates related to products that have been recently introduced.

     Sales Return Allowance

     We provide a sales return allowance for possible customer returns, based on historical information that may differ from actual results due to changes in customer circumstances or a misjudgment of either party in assessing the customer’s needs.

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

     Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and it has been implemented in our financial statements.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on our financial statements.

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

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard has not had a material impact on our financial statements.

Results of Operations

     Revenues.  Our consolidated revenues of $5,271,000 for the second quarter ended June 30, 2003 declined 10% from 2002’s second quarter revenues of $5,829,000. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from last year with a combined revenue reduction of $1,440,000. This reduction was partially offset by sales of Larscom’s IAD product line of $1,267,000, which was acquired in the merger with VINA in June 2003. All other product lines combined recorded a revenue decline of $385,000. For the six months ending June 30, 2003, revenues totaled $9,496,000, which was 30% below the comparable six-month period of 2002 when total revenues were $13,545,000. Reduced Multiplexer and Inverse Mutiplexer product line shipments were also the primary contributors to the lower revenues in the first six months of 2003 versus 2002. The reduction in Multiplexer and Inverse Multiplexer product line shipments for the first six months of 2003 versus 2002 were partially offset by sales of Larscom’s IAD product line, which was acquired in the merger with VINA.

     By channel of distribution, the bulk of the revenue reductions for the second quarter of 2003 versus the comparable period of 2003 came from lower sales to end users and domestic and international distributors; partially offset by an increase in sales to service providers (“SPs”). For the first six months of 2003 versus the comparable period of 2002, the reduction in revenue was attributable to lower sales to end users, SPs and domestic and international distributors. Shipments to international locations represented 13% of total revenues during the second quarter of 2003 and were 41% lower than the same period of 2002. For the six-month period, international revenues were 14% of total revenues and were 44% lower than the same period of last year.

     The combined revenues from MCI, Lucent and Avaya, our three largest customers, accounted for 44% of the total revenues for the first three months of 2003 versus 27% for the first three months of 2002, which did not include Lucent. The combined revenues from MCI, Lucent and Avaya accounted for 41% of the total revenues for the first six months of 2003 versus 25% for the first six months of 2002, which did not include Lucent. The financial difficulties at MCI, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. After the bankruptcy filing, because of MCI’s debtor-in-possession financing and their timely payment for shipments made after the bankruptcy filing, we resumed the recording of revenues upon shipment to MCI. The following table is the percentage of total revenues for our greater than 10% customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

MCI	17%	17%	21%	18%
Lucent	17%	0%	9%	0%
Avaya Communications	10%	10%	11%	7%
AT&T	9%	18%	9%	17%
LTI Datacom	7%	10%	10%	6%

     Gross Profit. Our total gross profit dollars for the second quarter of 2003 were $2,575,000 versus $2,957,000 for the same period of 2002. The reduction in gross profit dollars for the 2003 period versus the 2002 period was due to sales volume declines ($283,000) as well as a 2-percentage point decline in gross profit percentage ($99,000).

Our gross profit percentage in last year’s second quarter was 51% or 2-percentage points higher than this year’s second quarter result of 49%. The 2-percentage point decline in gross profit was largely due to the impact of lower profits earned on IAD products acquired as part of the merger with VINA. For the six months ending June 30, 2003, our total gross profit dollars were $4,826,000, versus $7,626,000 for the comparable six-month period of 2002. The reduction in gross profit dollars for the first six months of 2003 versus the first six months of 2002 was due to sales volume declines ($2,280,000) as well as a 5-percentage point decline in gross profit percentage ($520,000). Our gross profit percentage for the first six months of 2003 was 51% or 5-percentage points lower than last year’s first six months result of 56%. The lower gross margin for the six-month period was primarily due to higher per unit costs from lower sales volumes.

     Research and Development.  Research and development expenses totaled $1,231,000 for the second quarter of 2003, which was $173,000 or 16% higher than the second quarter 2002 spending of $1,058,000. For the six months ending June 30, 2003, research and development costs totaled $2,338,000 as compared to the comparable six-month period of 2002 spending of $2,037,000 or a 15% increase. The expense increase in both the second quarter and six-month periods were primarily due to higher spending on new product development projects.

     Selling, General and Administrative.  Selling, general and administrative expenses decreased 2% to $4,179,000 during the three months ended June 30, 2003, as compared to $4,259,000 for the same period in 2002. The reduced spending level was mainly due to lower salaries and related benefits ($126,000), resulting from our workforce reductions in 2002, lower relocation costs ($150,000) in 2003, a reduction to the bad debts reserve ($256,000), reflecting our improved collections for the first quarter of 2003, lower legal fees ($96,000), and lower trade show expenses ($78,000); partially offset by increased insurance costs ($623,000) related to higher directors and officers insurance premiums. For the six months ending June 30, 2003, selling, general and administrative expenses were $7,597,000, compared to $8,546,000 for the same period of 2002, which represents a $949,000 or 11% reduction from the comparable period last year. The reduced spending level was mainly due to lower salaries and related benefits ($450,000), resulting from our workforce reductions in 2002, lower relocation costs ($454,000) in 2003, a reduction to the bad debts reserve ($440,000), reflecting our improved collections for the first six months of 2003, lower legal fees ($53,000) and lower trade show expenses ($165,000); partially offset by increased insurance costs ($695,000) related to higher directors and officers insurance premiums.

     Through the merger date of June 5, 2003, selling, general and administrative expenses included contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, legal and human resources. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. The allocated costs of these services amounted to $60,000 for the second quarter 2003, versus $116,000 for the second quarter of 2002. For the first six months of 2003, the allocated costs of these services amounted to $151,000, versus $232,000 for the first six months of 2002. The contract for services with Axel Johnson was cancelled effective June 5, 2003.

     Amortization of Acquisition Intangibles.  There was a charge of $93,000 for the three month and six month periods of 2003, respectively for amortization of acquisition intangibles related to our merger with Vina Technologies, Inc. There were no such charges for the three-month and six month periods of 2002.

     Restructuring.  After the VINA merger on June 5, 2003, a restructuring was effected which resulted in a reduction of 19 positions and a charge to operating results in the second quarter of 2003 of $212,000. During the second quarter of 2003, we reduced our restructuring expenses by $61,000 compared to the second quarter of 2002 as a result of rental income we received for subleasing our leased facility in Durham, North Carolina. The net result was a charge to restructuring expense of $151,000, during the second quarter of 2003 as compared to a net charge to restructuring expense of $253,000 in the second quarter of 2002. For the first six months of 2003, the restructuring expense amounted to $90,000, versus $253,000 for the first six months of 2002.

     In-process Research and Development.  As a component of the purchase price of VINA, $155,000 represented acquired in-process research and development, which was immediately expensed. This $155,000 represents the total charges to in-process research and development for the three-month and six month periods of 2003. There were no such charges for the three-month and six month periods of 2002.

     Interest and Other Income.  Interest and other income totaled $34,000 for the three months ended June 30, 2003, compared to $132,000 for the same period of 2002. For the six months ended June 30, 2003, interest and other income was $81,000 compared to $218,000 for the six months ended June 30, 2002. Interest income, which is the major component of interest and other income, was $48,000 for the second quarter of 2003, as compared to $113,000 for the same period in 2002. For the first six months of 2003, interest income was $113,000 as compared to $228,000 for the same period in 2002. The lower interest income for the three-month and six-month periods of 2003 was primarily attributed to lower average cash, cash equivalent, restricted cash and short-term investment balances as well as lower interest rates received on interest bearing balances. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better.

     Provision for Income Taxes.  In the three months ended June 30, 2003, we recorded an income tax provision of $7,000 versus an income tax provision of $18,000 in the three months ended June 30, 2002. We recorded a tax provision of $24,000 for the six months ended June 30, 2003 compared with a tax benefit of $1,856,000 for the six-month period ended June 30, 2002. The difference was the result of a 2002 change in the Federal income tax code affecting corporations. The tax code change allows corporations with certain tax losses to file for refunds of taxes paid in previous years. The tax benefit is principally due to our filing for refunds $1,894,000 of taxes paid in 1996, 1997 and 1998.

     Net Loss.  The net loss for the three months ended June 30, 2003 was ($3,207,000) compared to a net loss of ($2,499,000) for the three months ended June 30, 2002. The increased loss of ($708,000) was primarily due to a decrease in revenues, higher operating costs and lower interest income. For the six months ended June 30, 2003, the net loss was ($5,390,000) compared with a net loss of ($1,136,000) in the prior year period. The increased net loss of ($4,254,000) was principally due to lower revenues and gross margins for the six months ended June 30, 2003 and the effects of the benefit of income tax refunds for the years 1996, 1997 and 1998 realized in the six months ended June 30, 2002.

Liquidity and Capital Resources

     At June 30, 2003, we had cash, cash equivalents and restricted cash of $14,008,000 and no short-term investments. Cash and cash equivalents decreased by approximately 10% or $1,635,000 from $15,643,000 on December 31, 2002. The decrease in cash, cash equivalents and restricted cash in the first six months of 2003 largely reflects the impact of operating losses net of depreciation and amortization for the first six months of 2002 ($4,408,000) partially offset by the transfer of funds from short-term investments ($2,014,000) and an increase in amounts owed to Axel Johnson ($780,000). Short-term investments were transferred to cash equivalents as the securities matured. The reduction of short-term investments was $2,014,000 as the entire December 31, 2002 balance was transferred to cash equivalents.

     Capital expenditures for the first six months of 2003 were $107,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $603,000 for 2003.

     In connection with the merger with VINA, Larscom and Axel Johnson Inc. decided to eliminate the services agreement and the credit line for $15,000,000 provided to us by Axel Johnson. Accordingly, the credit line was cancelled as of June 5, 2003. We are currently seeking new sources for a credit line with several banking companies. We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the next 12 months. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we may not be able to obtain adequate capital on terms attractive to us or at all.

     Our current contractual commitments consist principally of operating leases for real estate and ongoing commitments for manufacturing services, product inventories and other general services related to the normal operation of the business.

     Our operating lease commitments relate principally to our buildings in Milpitas, California and Durham, North Carolina and have terms that expire in 2004 and 2007, respectively. In addition, as a result of our merger on June 5, 2003 with VINA, we now have additional leased facilities in Newark, California and Nashua, New Hampshire with leases that have terms that expire in July of 2007 and December of 2003, respectively. Our total rent expense in the second quarter of 2003 and 2002, was $520,000 and $485,000, respectively. For the six months ended June 30, rent expense was $1,011,000 and $972,000 for 2003 and 2002, respectively. Sublease rental income was $144,000 and $250,000 in the second quarter of 2003 and 2002, respectively. Sublease rental income was $299,000 for the six months ended June 30, 2003 and $490,000 for the six months ended June 30, 2002. Our future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of June 30, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
Years ending December 31,	Payments	Income

2003 (July 1 to December 31)	$1,398	$420
2004	2,015	639
2005	737	265
2006	745	272
2007 and thereafter	261	23

	$5,156	$1,619

     We have purchase orders and contracts outstanding for goods and services incurred in the normal course of business. The following table discloses our obligations under guarantees as of June 30, 2003 (in thousands):

Maximum
Potential Amount of Future Payments

Non-cancelable and non-returnable purchase orders	$3,136

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

     As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition. As part of our business strategy, we acquired VINA. We may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. With the exception of our acquisition of NetEdge in 1997, we have no recent experience in integrating acquired businesses with our existing business.

     We consummated our merger with VINA on June 5, 2003. The integration of the companies will be complex, time consuming and expensive and may disrupt our and VINA’s businesses. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-merger events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The execution of these post-merger events involves considerable risks and may not be successful. These risks include:

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

     In addition, the merger with VINA involves other risks and uncertainties to us, including:

•	if the benefits to the merger do not exceed the associated costs, our financial results could be materially harmed;

•	the merger could cause us to lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel; and

•	general uncertainty related to the Merger could harm us by causing customers to delay or defer purchasing decisions or increasing the volatility of our share price.

     Our entire industry is in an extended downturn.  The downturn for the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, have negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of severity or duration of this economic downturn or the reduced demand in the telecommunications industry. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. For the quarter ended June 30, 2003, order demand from our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

     We expect to continue to incur operating losses and may not be profitable in the future.  We have experienced substantial net losses, including a net loss of $5,390,000 in the first six months of 2003, $4,895,000 in 2002 and $30,879,000 in 2001 and had an accumulated deficit of $70,906,000 as of June 30, 2003. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

     Our prospects for growth depend on recently-introduced products, products acquired in our merger with VINA, products under development and products licensed from others.  We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products, products that may be introduced in the future and products that we license from others. These include, for example, the elink 300 product line, the MBX product line, the Orion 5000, 5001 and 5003 and the Orion 4500, all of which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn has caused sales of new products, such as ours, to be well below expectations. If any of such products do not achieve their expected rate of market acceptance, we may have to discontinue such products. In addition, we have licensed the intellectual property and development rights for the Orion 5000, 5001 and 5003. Our dependence on others for the initial design of this product increases the risk that we may not be successful with future enhancements to the product line. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Our inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

     We conducted five rounds of restructuring/layoffs in the past two years.  Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people) of the base 2001 workforce. On May 31, 2002 we announced another reduction in force of approximately 13% (16 people) of our remaining workforce. On October 21, 2002, we announced an additional reduction of 13% of our workforce (14 people). In addition, as a result of our merger on June 5, 2003 with VINA, we reduced the combined workforce in June by 28% (30 people)from the May 31, 2003 workforce of both companies. Eleven of those reductions were recorded by VINA in June, before the merger was completed. Forty-six percent (55 people) of the total reductions in employees were from engineering personnel. Additional workforce reductions are scheduled for the third quarter of 2003 as certain identified employees complete transition plans agreed to with us. Although the restructuring actions taken and actions scheduled for the third quarter have lowered and will continue to lower our expense base, we expect operating losses to continue in 2003. Therefore, there can be no assurance that another material restructuring and/or workforce reduction will not be required. In addition, our workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

     Rapid technological change could hurt our ability to compete.  The telecommunications equipment industry is characterized by rapidly-changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products, such as our recently announced Orion 7400 product, or that any such products will be responsive to technological changes or will gain market acceptance. In the past, some of the products we have planned and introduced have not met our sales expectations.

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

     We have concentrated stock ownership.  Our present directors and executive officers and their respective affiliates beneficially own 59% of our outstanding common stock. As a result, if these stockholders act together, they will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrations of ownership may also have the effect of delaying, preventing or deterring a change in control.

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

     We depend upon a small number of customers.  A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. One of our largest customers, MCI, filed for bankruptcy in 2002, which could lead to a substantial loss in their customer base or a major reorganization, all of which could influence their order levels to us. In 2002 revenue from sales to MCI decreased 71% from sales to MCI in 2001.

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

     Because of all of the foregoing factors, our operating results in one or more future periods may be subject to significant fluctuations. In the event these factors result in financial performance below the expectations of public market analysts and investors, the price of our Common Stock could be materially adversely affected.

     We depend heavily on component availability and key suppliers.  On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from several single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products without incurring significant costs. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products there can be no assurance that we would be able to do so, in a timely manner without incurring substantial additional costs, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have an adverse impact on our business and operating results. We generally do not have any long-term contracts with our suppliers and, in fact, we have made a recent decision to change our major supplier for contract manufacturing of VINA products. It is possible that our major contract supplier and other suppliers will not continue to be able and willing to meet our future requirements or successfully manufacture new products being transferred to their facility.

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

     We are significantly engaged in selling in international markets, which results in operational difficulties and risks.  Sales outside the U.S. approximated 18% of our revenues for 2002 and 14% for the first six months of 2003. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have an adverse impact on our business and operating results.

     We have recently reorganized our sales force.  In October 2002, we reorganized our sales force to concentrate on four account types:

•	major accounts

•	carrier accounts

•	US indirect channels (distributors and resellers) and enterprise customers

•	overseas accounts

As result of the merger with VINA, we reorganized our consolidated sales force along these lines again in June of 2003. As part of this reorganization we have reassigned certain of our sales people to different, specific customer accounts and different types of customers. There is a risk that the new relationships with customers resulting from the reorganization might not be as productive as the prior organization in the near term or at all. Failure of the new organization to achieve sales productivity goals could have an adverse impact on our business and operating results.

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

     At June 30, 2003, we had no short-term investments.

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

Item 4: Controls and Procedures

     Evaluation of Disclosure Controls and Procedures.  Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Changes in Internal Controls.  There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the Effectiveness of Controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Part II: Other Information

Item 1: Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 2: Changes in Securities.

Not applicable.

Item 3: Defaults upon Senior Securities.

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the annual meeting on June 3, 2003:

1.	To approve the issuance of shares of Larscom’s common stock to the stockholders of VINA Technologies, Inc. pursuant to the Agreement and Plan of Merger dated March 17, 2003, among Larscom, VINA Technologies, Inc. and London Acquisition Corp., a wholly owned subsidiary of Larscom. For 44,894,020, Against 419,989, Abstain 7,895.

2.	To approve an amendment to Larscom’s certificate of incorporation to reclassify Larscom’s two classes of common stock into a single class of common stock. For 48,481,698, Against 197,807, Abstain 8,045.

3.	To approve an amendment to Larscom’s certificate of incorporation to effect a reverse split of Larscom’s common stock, if and as determined by the Larscom Board of Directors at any time prior to the next Annual Meeting. For 48,200,990, Against 471,605, Abstain 14,955.

4.	Election of (6) directors of the Company.

	Votes Cast

	For	Withheld

Allen R. Adams	47,774,200	913,350
Donald G. Heitt	47,770,117	917,433
Lawrence D. Milligan	46,212,896	2,474,654
Richard E. Pospisil	46,227,713	2,459,837
Daniel L. Scharre	47,767,421	920,129
Desmond P. Wilson III	46,222,775	2,464,775

5.	To approve an amendment to the Larscom Incorporated Stock Incentive Plan to allow grants under the Stock Incentive Plan to non-employee directors and to provide that the section 162(M) limitation will not be subject to adjustment upon the occurrence of a reverse stock split. For 42,401,274, Against 2,908,390, Abstain 12,240.

6.	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for fiscal year 2003. For 46,611,152, Against 1,860,373, Abstain 216,025.

Item 5: Other Information.

Richard Pospisil resigned as a director and vice chairman on June 6, 2003.

Jeffrey M. Drazan, General Partner of Sierra Ventures, was appointed as a director on June 6, 2003.

John F. Malone, President and CEO of The Eastern Management Group, was appointed as a director on June 6, 2003.

Philip J. Quigley, retired Chairman, President and CEO of Pacific Telesis Group, was appointed as a director on June 6, 2003.

Michael West, former Chairman and CEO of VINA Technologies, was appointed as a director on June 6, 2003.

Adam Opoczynski, Vice President of Engineering, was elected an officer on June 3, 2003.

Leonard Eisenstein resigned as Vice President of Worldwide Sales on July 14, 2003.

C. Reid Thomas resigned as Vice President of Worldwide sales on August 1, 2003.

Item 6: Exhibits and Reports on Form 8-K.

     a.     Exhibits.

10.1	Form of Larscom Incorporated Stock Incentive Plan, as amended by the Company’s Board of Directors on February 26, 2003 and approved by the Company’s stockholders on June 3, 2003 (1)
31.1	Certification of the Chief Executive Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (SEC File No. 333-104554).

     b.     Reports.

We filed two reports on Form 8-K during the quarter.

The first report was filed on April 24, 2003, reporting the release of results of the first quarter of 2003.

The second report was filed on June 20, 2003, reporting the completion of the acquisition of VINA Technologies, Inc., on June 5, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date August 13, 2003	By	/s/ Daniel L. Scharre

Daniel L. Scharre
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Donald W. Morgan

Donald W. Morgan
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Larscom Incorporated Stock Incentive Plan, as amended by the Company’s Board of Directors on February 26, 2003 and approved by the Company’s stockholders on June 3, 2003 (1)

31.1	Certification of the Chief Executive Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (SEC File No. 333-104554).