Form 10-Q
period 2003-09-30
LARSCOM INC
filed 2003-11-12
CIK 1024047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from________ to________

Commission File Number: 1-12491

LARSCOM INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-2362692

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
39745 Eureka Drive
Newark, CA 94560
(510) 492-0800

(Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (   )

The number of the registrant’s shares outstanding as of November 7, 2003, was 5,097,990 of Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

Part I: Financial Information
Item 1: Financial Statements (Unaudited)

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$11,103	$15,643
Restricted cash	333	—
Short-term investments	—	2,014
Accounts receivable, net	3,423	3,079
Inventories	3,982	3,816
Income tax receivable	35	60
Prepaid expenses and other current assets	2,014	1,322

Total current assets	20,890	25,934
Property and equipment, net	1,620	1,918
Intangible assets, net	2,687	—
Other non-current assets, net	448	208

Total assets	$25,645	$28,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,709	$1,898
Accrued expenses and other current liabilities	5,999	4,510
Deferred revenue	2,233	2,102
Due to Axel Johnson	192	25

Total current liabilities	12,133	8,535
Other non-current liabilities	1,745	1,618

Total liabilities	13,878	10,153

Stockholders’ equity:
Class A Common Stock	51	89
Class B Common Stock	—	100
Additional paid-in capital	89,610	83,231
Deferred compensation	(101)	—
Accumulated other comprehensive loss	(4)	(1)
Unrealized investment gain	—	4
Accumulated deficit	(77,789)	(65,516)

Total stockholders’ equity	11,767	17,907

Total liabilities and stockholders’ equity	$25,645	$28,060

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Product revenues	$4,984	$4,009	$11,930	$14,725
Service revenues	1,264	1,333	3,814	4,162

Total revenues	6,248	5,342	15,744	18,887

Product cost of revenues	4,967	1,926	9,065	7,232
Service cost of revenues	232	202	804	815

Total cost of revenues	5,199	2,128	9,869	8,047

Gross profit	1,049	3,214	5,875	10,840

Operating expenses:
Research and development	1,502	1,036	3,840	3,073
Selling, general and administrative	3,744	3,844	11,341	12,390
Amortization of acquisition intangibles	155	—	248	—
Restructuring	2,301	(61)	2,391	192
Impairment of assets	364	—	364	—
In-process research & development	—	—	155	—

Total operating expenses	8,066	4,819	18,339	15,655

Loss from operations	(7,017)	(1,605)	(12,464)	(4,815)
Interest and other income	148	90	229	308

Loss before income taxes	(6,869)	(1,515)	(12,235)	(4,507)
Income tax provision/(benefit)	14	5	38	(1,851)

Net loss	$(6,883)	$(1,520)	$(12,273)	$(2,656)

Basic and diluted net loss per share	$(1.35)	$(0.56)	$(3.29)	$(0.99)

Basic and diluted weighted average shares	5,097	2,694	3,729	2,693

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities, net of acquired business:
Net loss	$(12,273)	$(2,656)
Depreciation and amortization	1,755	1,164
Impairment of fixed assets	789	—
Impairment of intangibles	1,448	—
Writedown of inventories	849	647
(Decrease)/increase in bad debt reserves	(276)	120
(Decrease)/increase in deferred revenue	(227)	587
Increase/(decrease) in accrued restructuring	1,270	(855)
Net decrease in other working capital accounts	806	1,057

Net cash (used in)/provided by operating activities	(5,859)	64

Cash flows from investing activities:
Purchases of property and equipment	(230)	(192)
Cash acquired in business acquisition, net of transaction costs	(266)	—
Purchases of short-term investments	—	(9,248)
Sales and maturities of short-term investments	2,014	15,420
Licenses long-term	—	(333)

Net cash provided by investing activities	1,518	5,647

Cash flows from financing activities:
Payments from/(to) Axel Johnson Inc.	167	(77)
Decrease in deferred rent and other long-term obligations	(54)	(55)
Proceeds from issuances of Class A Common Stock	29	22

Net cash provided by/(used in) financing activities	142	(110)

Effect of unrealized investment (loss)/gain and foreign exchange rates on cash	(8)	11

(Decrease)/increase in cash and cash equivalents	(4,207)	5,612
Cash and cash equivalents at beginning of period	15,643	9,789

Cash and cash equivalents, restricted cash at end of period	$11,436	$15,401

Supplemental disclosure of cash flow information
Interest paid	$2	$2

Income taxes paid	$16	$39

Acquisition of business for stock (see note 2)	$7,132	$—

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

     The condensed consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated (“Larscom”) Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2—Acquisitions:

     On June 5, 2003, we completed the acquisition of VINA Technologies, Inc. (“VINA”). The consideration consisted of approximately 2,393,894 shares of Larscom common stock and the assumption of certain liabilities and obligations of VINA, including those arising under its stock option plans.

     VINA was a leading developer of multi-service broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. VINA’s products integrate various broadband access technologies, including existing circuit-based and emerging packet-based networks, onto a single platform to alleviate capacity constraints in communications networks.

     The total purchase price we recorded was $7,132,000 consisting of (a) a total of approximately 2,393,894 shares of Larscom common stock issued upon consummation and valued at approximately $5,329,000, using a fair value per share of $2.23, (b) approximately $883,000 of consideration for options and warrants to purchase approximately 454,752 equivalent shares of Larscom common stock assumed as part of the merger, and (c) direct transaction costs of approximately $920,000. The fair value of Larscom’s common stock issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of 4.92 years, risk-free interest rate of 2.20%, expected volatility of 90% and no expected dividend yield. The following assumptions were used to perform the calculations for the warrants assumed: remaining contractual life of 1.63 years, risk-free interest rate of 1.30% and expected volatility of 90%. This acquisition was accounted for as a purchase. The purchase price of the VINA merger is as follows (in thousands):

Value of Larscom Stock issued	$5,329
Value of options and warrants issued	883
Direct transaction costs	920

Total purchase price	$7,132

     Under the purchase method of accounting, the total purchase price is allocated to VINA’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger. Based upon management’s estimate of fair value, which was based upon the independent valuation, the purchase price allocation, which is subject to change based on Larscom’s final analysis, is as follows (in thousands):

Tangible assets acquired	$6,760
Amortizable intangible assets:
Developed technology	2,638
Trade names/trademarks	155
Customer contracts/relationships	1,551
Order backlog	78

Total assets acquired	11,182
In-process research and development	155
Liabilities assumed	(3,735)
Deferred compensation	106
Insurance premium liability assumed	(576)

Net assets acquired	$7,132

     Of the purchase price of VINA, $155,000 represented acquired in-process research and development (“IPRD”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The estimate of in-process research and development costs involved one project, which was 87% complete and a discount rate of 30% was used to value the project. Subsequent to the acquisition of Vina, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

     A value of $4,422,000 has been allocated to amortizable intangible assets with useful lives ranging from 6 months to 6 years as follows: Developed technology – 5 to 6 years; Trade name / trademarks – 3 years; Customer contracts/relationships – 3 to 5 years; and Order backlog – 6 months.

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

     Supplemental pro forma information reflecting the acquisition of VINA as if it occurred on December 31, 2001 is as follows for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except per share data) (unaudited):

	Three Months ended September 30		Nine Months ended September 30

	2003	2002	2003	2002

Total net revenues	$6,248	$11,377	$19,061	$37,985
Net loss	$(6,883)	$(7,554)	$(19,183)	$(25,426)
Net loss per share	$(1.35)	$(2.80)	$(5.14)	$(9.44)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

Note 3 —Recent Accounting Pronouncements:

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We have no financial instruments within the scope of this pronouncement.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We have no financial instruments within the scope of this pronouncement.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in our financial statements and in Note 12 below.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact upon our financial condition, cash flows or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003, for financial statement periods ending after December 15, 2003, and otherwise is effective after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact upon our financial condition, cash flows or results of operations.

Note 4—Balance Sheet Components:

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$1,691	$916
Work-in-process	532	521
Finished goods	1,759	2,379

	$3,982	$3,816

     Amortized intangible assets consist of the following (in thousands):

	September 30, 2003

	Gross carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Developed Technology	$1,086	$60	$1,026
Tradenames/trademarks	155	17	138
Customer contracts/relationships	1,551	137	1,414
Product license	333	250	83
Order backlog	78	52	26

	$3,203	$516	$2,687

     The aggregate amortization expense for the three and nine months ended September 30, 2003 was $320,000 and $496,000, respectively. The aggregate amortization expense for the three and nine months ended September 30, 2002 was $42,000 and $125,000, respectively. Substantially all of the intangible assets were acquired in connection with the VINA merger. Amortization expense is included as a component of both cost of revenues and operating expenses.

     Minimum future amortization expense at September 30, 2003 is as follows (in thousands):

Remainder of 2003	$229
2004	688
2005	646
2006	465
2007	336
Thereafter	323

$2,687

     During the three months ended September 30, 2003, the company determined that the MBX technology and related assets acquired as part of the merger with VINA in June 2003 had become impaired. The impairment is based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded a loss of $1,956,000 to write-off the technology and other related assets. The components of the impairment were as follows (in thousands):

Impaired intangible assets	$1,448
Impaired fixed assets	364
Impaired prepaid expenses	15
Impaired inventories	129

Total MBX impairment charges	$1,956

     The impairment charges were classified in the financial statements as follows for the three and nine months ended September 30, 2003 (in thousands):

Included in cost of revenues	$1,592
Included in operating expenses	364

Total MBX impairment charges	$1,956

Note 5—Restructuring and Cost of Revenues Charges:

     During 2001 we announced two corporate restructuring programs in response to our own reduced revenues, negative macro-economic conditions and declining demand in our markets. These initiatives were focused on improving operating performance by reducing expenses. The restructuring programs included workforce reductions of approximately 42% (88 people), the closing of our facility in Durham, North Carolina and the write-off of fixed assets due primarily to the workforce reduction and facility closing. Implementing these programs led to charges to results in the second and fourth quarters of 2001 totaling $5,772,000. In May and October of 2002, we announced additional corporate restructurings as a result of the ongoing stagnation of the telecom market. Consequently, 30 positions were eliminated from our workforce in May and October of 2002, with a charge to operating results of $570,000. Partially offsetting this charge was a $194,000 reduction to the prior restructuring reserves primarily for outplacement services, which were not fully utilized and $122,000 in rent collected under a sublease agreement with Silicon Wireless Corporation, which is described below. After the VINA merger, on June 5, 2003, a restructuring was effected, which resulted in a reduction of 19 positions and a charge to operating results in the second quarter of 2003 of $212,000.

     During the third quarter of 2003, Larscom continued its restructuring plans announced after the merger with VINA. We incurred additional restructuring costs of $2,301,000 during the quarter, consisting of $1,535,000 in facility consolidation costs associated principally with moving its headquarters from Milpitas, CA, to Newark, CA, partially offset by $63,000 of rent collected from Silicon Wireless Corporation as discussed below; $425,000 in impairment charges related to fixed assets and leasehold improvements at the Milpitas location and $423,000 from reductions in force, partially offset by $19,000 in unused severance expense from a prior period.

     In connection with the closing of our facility in Durham, North Carolina, we remain responsible for the existing lease. The reserve for this lease is reduced as we make monthly payments. We entered into a sublease agreement with Silicon Wireless Corporation, a start-up company, that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. Due to the uncertainty of the receipt of income under the sublease, we reduce restructuring expenses as the sublease income is received. During the third quarter of 2003, our restructuring expenses were reduced by $63,000 as a result of rent collected from Silicon Wireless Corporation. We expect the remaining real estate lease obligation will be paid-out by January 2007.

     We have abandoned our lease at the former Larscom headquarters in Milpitas, CA as of September, 2003 and remain responsible for the balance of the lease which expires in August of 2004. While this property is available for lease, we do not expect to be able to find a tenant given the current market conditions for leased property in Northern California and the relatively short period remaining on the lease.

     The following table provides details on the activity and remaining balances of the 2001, 2002 and 2003 restructuring charges as of September 30, 2003:

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	September 30,
June 2001 Restructuring	Charges	Charges	Adjustments	2003

		(in thousands)
Employee termination costs	$2,293	$(1,782)	$(511)	$—
Real estate lease	2,080	(918)	407	1,569
Fixed asset write-down	388	—	(388)	—

Total	$4,761	$(2,700)	$(492)	$1,569

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	September 30,
October 2001 Restructuring	Charges	Charges	Adjustments	2003

		(in thousands)
Employee termination costs	$966	$(892)	$(74)	$—
Real estate lease	45	(45)	—	—

Total	$1,011	$(937)	$(74)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	September 30,
May 2002 Restructuring	Charges	Charges	Adjustments	2003

		(in thousands)
Employee termination costs	$394	$(358)	$(36)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	September 30,
October 2002 Restructuring	Charges	Charges	Adjustments	2003

		(in thousands)
Employee termination costs	$176	$(163)	$(13)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	September 30,
June 2003 Restructuring	Charges	Charges	Adjustments	2003

		(in thousands)
Employee termination costs	$212	$(239)	$27	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	September 30,
July/September 2003 Restructuring	Charges	Charges	Adjustments	2003

		(in thousands)
Employee termination costs	423	$(370)	$(4)	$49
Real estate lease	1,535	—	—	1,535
Fixed asset write-down	425	—	(425)	—

Total	$2,383	$(370)	$(429)	$1,584

     We expect the remaining employee termination costs to be paid-out by the end of 2003.

     The following table provides details on the staff reductions for our restructuring and reduction-in-force programs in 2003, 2002 and 2001:

			Selling,
		Research	General
		&	&
	Manufacturing	Development	Administration	Total

June of 2001	3	24	26	53
October of 2001	12	5	18	35
May of 2002	4	4	8	16
October of 2002	—	6	8	14
June of 2003	4	5	10	19
July/September of 2003	1	2	17	20

Total	24	46	87	157

Note 6—Deferred Tax Assets:

     Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. We have concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by us in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The valuation allowance was reduced by $1,894,000 in the first quarter of 2002 due to our ability to utilize additional net operating loss carry-backs against taxes paid in 1996, 1997 and 1998. This is a result of the 2002 change in the federal income tax code for tax loss carry-backs. A federal tax filing was made during the third quarter of 2002 and a refund of $1,894,000 was received during that quarter. The deferred tax asset balance at September 30, 2003 amounted to $33,125,000 and the valuation allowance balance was $33,125,000.

     As part of the merger with VINA, we recorded a deferred tax liability for the value of the intangibles acquired, and a deferred tax asset for the net operating loss (“NOL”) and credit carryforwards acquired and the difference in the accounting and tax basis of the VINA assets. The net deferred tax asset related to the merger has been fully reserved due to the uncertainty surrounding its realization. Because the merger with VINA is an “ownership change” as broadly defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, the tax asset (before reserves) relating to the VINA NOL carryforwards has been limited in accordance with the provisions of IRC Section 382.

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

     The following table shows how basic and diluted net loss per share is computed:

(in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(6,883)	$(1,520)	$(12,273)	$(2,656)

Basic and diluted weighted average Common Stock outstanding	5,097	2,694	3,729	2,693
Basic and diluted net loss per share	$(1.35)	$(0.56)	$(3.29)	$(0.99)

* The diluted earnings per share calculation for the above-referenced periods excluded the following options and warrants to purchase common stock because their effect would have been antidilutive	728	368	490	356

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

     We amortize stock-based compensation using the straight-line method over the vesting period of the options. The risk-free interest rate used in the calculations were: 2.56%, 2.20% and 2.15% for the first three quarters of 2003, respectively; and 4.20%, 4.30% and 4.29% for the first three quarters of 2002, respectively. The expected volatility was 90% and the dividend rate zero for all periods. The expected life was 4.93, 4.92 and 5.00 years for the first three quarters of 2003, respectively and 4.73, 4.92 and 4.95 years for the first three quarters of 2002, respectively. Pro forma information regarding net loss and earnings per share is presented and has been determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

     The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (in thousands except for per share data) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss - as reported	$(6,883)	$(1,520)	$(12,273)	$(2,656)
Less: employee compensation expense as reported	20	0	25	0
Plus: employee compensation expense on a pro forma basis	(22)	(413)	(282)	(591)

Net loss - pro forma	$(6,885)	$(1,933)	$(12,530)	$(3,247)

Basic net loss per share - as reported	$(1.35)	$(0.56)	$(3.29)	$(0.99)
Basic net loss per share - pro forma	$(1.35)	$(0.72)	$(3.36)	$(1.21)
Basic and diluted net loss per share - as reported	$(1.35)	$(0.56)	$(3.29)	$(0.99)
Shares - basic and diluted	5,097	2,694	3,729	2,693

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

Note 10—Commitments and Contingencies:

     Commitments:

     Operating lease commitments are related principally to our buildings in Newark, California and Durham, North Carolina and have terms that expire in 2007. In addition, as part of the merger with VINA, we have leased facilities in Milpitas, California (our former headquarters) and Nashua, New Hampshire with lease terms that will expire in August, 2004 and December 2003, respectively. Total rent expense in the third quarter of 2003 and 2002, was $685,000 and $566,000, respectively. For the nine months ended September 30, rent expense was $1,857,000 and $1,695,000 for 2003 and 2002, respectively. Sublease rental income was $209,000 and $276,000 in the third quarter of 2003 and 2002, respectively. Sublease rental income was $631,000 for the nine months ended September 30, 2003 and $766,000 for the nine months ended September 30, 2002. Future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of September 30, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
	Payments	Income

Years ending December 31,
2003 (Oct 1 to December 31)	$691	$212
2004	1,968	639
2005	713	265
2006	756	272
2007	487	23
2008	284	—

	$4,899	$1,411

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

     As part of the merger with VINA we have assumed a liability recorded on the books of VINA for California sales taxes for the period January 1, 1999 through March 31, 2000 resulting from a sales and use tax audit by the California State Board of Equalization. We have paid a substantial portion of the assessment to the State of California and the remainder is currently under appeal.

Note 11—Geographic Information:

     Revenue related to operations in the United States and other countries for the three months and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Revenues (a)	September 30,		September 30,

	2003	2002	2003	2002

United States	$5,769	$4,343	$13,899	$15,463
Other countries	479	999	1,845	3,424

Total	$6,248	$5,342	$15,744	$18,887

Long-lived assets as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

	As of

Long-Lived Assets	September 30,	December 31,
	2003	2002

United States	$4,755	$2,121
Other countries	—	5

Total	$4,755	$2,126

(a)  Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations

Note 12—Guarantees and indemnities:

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

     We, as the guarantor, enter into one category of guarantee, namely performance guarantees. Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on our failure to perform under an obligating agreement. These obligating agreements consist primarily of manufacturing services agreements, non-cancelable and non-returnable purchase orders, and technology acquisition agreements.

     The term of the guarantees is less than one year. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense. The guarantees do not have a third party recourse provision.

     The following table discloses our obligations under guarantees as of September 30, 2003 (in thousands):

Maximum
Potential Amount
of Future Payments

Non-cancelable and non-returnable purchase orders	$3,411

     We provide a three-year warranty for most of our products and a five-year warranty for the Terra and IAD product lines. The following table depicts product warranty activity during the nine months ended September 30, 2003 (in thousands):

Dollar Amount of
Liability
Debit/(Credit)

Balance at December 31, 2002	$732
Accrual for new warranties	130
Accruals related to pre-existing warranties (including changes in estimates)	(187)
Addition of VINA warranty reserves at fair value	385
Settlements made in cash or in-kind during the period	(53)

Balance at September 30, 2003	$1,007

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

Note 13—Changes in Stockholders’ Equity:

     Reclassification of Class A and Class B Common Shares:

     On June 3, 2003, Larscom’s stockholders approved a proposal to reclassify its Class A and Class B Common Stock into a single class of common stock. The old Class B Common Stock had rights of four votes per share and was owned by one stockholder, Axel Johnson, Inc. (“Axel Johnson”). These additional voting rights gave Axel Johnson control of 82% of the voting interest prior to the merger with VINA. After issuance of 2,393,894 shares in connection with the VINA merger, and the reclassification of the Class B Common Stock into Common Stock with one vote per share, Axel Johnson’s control of the voting interest was reduced to 28%. Additionally, as a result of the shares issued to VINA shareholders, entities affiliated with Sierra Ventures V. L.P. received Larscom shares resulting in control of another 28% of voting interest in Larscom.

     Reverse Split of Class A Common Shares:

     On June 3, 2003 Larscom’s shareholders also approved a proposal to amend Larscom’s certificate of incorporation to effect a reverse split of Larscom’s Common Stock in a ratio to be determined by the Board of Directors. The Board subsequently voted on June 5, 2003 to effect a reverse split with a 7-for-1 ratio with effect from June 6, 2003. All share and per share data has been retroactively restated for the reverse stock split.

     Larscom Stock Options:

     As part of the merger with VINA, the existing VINA stock options and warrants were replaced with Larscom stock options and warrants, containing the exact terms, price and earned vesting percentages, as those held immediately prior to the merger (after the post-merger, post-split exchange ratio of 0.03799 shares of Larscom common stock for each share of VINA common stock).

     The assumption of the VINA options and warrants resulted in the issuance of 454,752 non-qualified Larscom options and warrants. Additionally, as a result of the change of control resulting from the reclassification of shares previously discussed, and the VINA merger, a large part of the outstanding stock options previously issued by Larscom became fully vested due to a change-in-control provision contained in most of the outstanding option agreements. This acceleration caused 61,818 additional shares to become vested and exercisable on June 5, 2003 with an average exercise price of approximately $19.72.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The market for telecommunications equipment went through a period of rationalization and contraction as service providers digested the network “overbuild” of the late 1990’s and 2000. This excess has left most service providers, our primary customers, cutting capital equipment budgets, and focusing on squeezing efficiencies out of the existing network infrastructure. While our business has generally suffered as a result, our restructuring programs have substantially reduced our operating expense levels for 2002 and for the first nine months of 2003 versus the operating expense levels during 2001.

     On March 18, 2003, we and VINA issued a joint press release announcing the execution of the Agreement and Plan of Merger, dated as of March 17, 2003, by and among us, London Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary the Merger Sub, and VINA. On June 5, 2003, we completed the merger and Merger Sub merged with and into VINA. At a later date, it is intended that VINA will merge with and into us and the separate corporate existence of VINA would disappear. As a result of the merger, each issued and outstanding share of VINA Common Stock, was automatically converted into the right to receive 0.03799 of a validly issued, fully paid and non-assessable share of our Common Stock, adjusted for our June 6, 2003, 7-for-1 reverse stock split. The aggregate consideration consisted of approximately 2,393,894 shares of Larscom Common Stock and the assumption of certain liabilities and obligations of VINA, including those arising under its stock option plans.

     The results for the nine months ended September 30, 2003 include the results of VINA, for the period of June 6, 2003 through September 30, 2003.

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

     Revenue Recognition:

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

     Investment and Accounts Receivable Risk:

     We invest cash in excess of our daily needs in financial instruments issued by banks, government agencies or large corporations. Our policy is to invest these funds in financial instruments that are rated by Standard and Poors (or other rating agency equivalents) as A- or better in the case of general debt instruments or A1/P1 in the case of commercial paper. Our policy restricts us from investing more than $5 million or 20% of the total investment in any one institution or from investing in financial instruments that mature in more than 1 year. While we believe these policies are protective of our funds, a default of any one institution would lead to our incurring a significant loss of cash.

     Our accounts receivable are largely from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. While our reserves have historically been within our expectations, we cannot guarantee that our evaluation of the credit risk of our customers will be correct. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the financial position of any one of these customers could have a material impact on the collectibility of our accounts receivable. To date, we have reserves for $528,000 in receivables associated with the 2002 bankruptcy filing of MCI. Our three largest customer receivable balances (Lucent, MCI and Tech Data) represented 54% of gross accounts receivable on September 30, 2003.

     Inventories:

     Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken when, in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We accounted for the VINA inventories acquired at their fair market value.

     Accounting for Long-Lived Assets:

     We assess the impairment of long-lived assets periodically. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to: 1) significant underperformance relative to expected, historical, or projected future results; 2) significant changes in technology, the manner of use of the acquired assets/technology or the overall strategy for the company and 3) significant negative economic or industry trends. The impairment is based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model.

     During the three months ended September 30, 2003, we determined that the MBX technology and related assets acquired as part of the merger with VINA in June 2003 had become impaired. As a result, we recorded a loss of $1,956,000 to write-off the technology and other related assets. The components of the impairment were as follows (in thousands):

Impaired intangible assets	$1,448
Impaired fixed assets	364
Impaired prepaid expenses	15
Impaired inventories	129

Total MBX impairment charges	$1,956

     The impairment charges were classified in the financial statements as follows for the three and nine months ended September 30, 2003 (in thousands):

Included in cost of sales	$1,592
Included in operating expenses	364

Total MBX impairment charges	$1,956

     Restructuring Reserves:

     Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by us and for contractual payments we expect to continue to make for property no longer in use. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

     Warranty:

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

     Sales Return Allowance:

     We provide a sales return allowance for possible customer returns, based on historical information that may differ from actual results due to changes in customer circumstances or a misjudgment of either party in assessing the customer’s needs.

     Income Taxes:

     Deferred tax assets and liabilities are recognized for the temporary timing differences between the tax bases of assets and liabilities and the amounts reported in financial statements. A valuation allowance is provided against deferred tax assets if, in management’s judgment, it is more likely than not that the potential future benefits of these assets will not be realized.

     Recent Accounting Pronouncements:

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We have no financial instruments within the scope of this pronouncement.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We have no financial instruments within the scope of this pronouncement.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our financial condition, cash flows or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003, for financial statement periods ending after December 15, 2003, and otherwise is effective after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact upon our financial condition, cash flows or results of operations.

Results of Operations

     Revenues. Our consolidated revenues of $6,248,000 for the third quarter ended September 30, 2003 increased $906,000 or 17% over 2002’s third quarter revenues of $5,342,000. This increase was primarily due to $1,659,000 in sales of Larscom’s IAD product line, which was acquired in the merger with VINA in June 2003. The increase was partially offset by a decrease in sales of our other product lines and services, which recorded a combined revenue reduction of $753,000. For the nine months ending September 30, 2003, revenues totaled $15,744,000, which was 17% below the comparable nine-month period of 2002 when total revenues were $18,887,000. Reduced Multiplexer and Inverse Mutiplexer product line shipments were the primary contributors to the lower revenues in the first nine months of 2003 versus 2002. The reduction in Multiplexer and Inverse Multiplexer product line shipments for the first nine months of 2003 versus 2002 were partially offset by sales of Larscom’s IAD product line, which was acquired in the merger with VINA.

     By channel of distribution, the bulk of the revenue increase for the third quarter of 2003 versus the comparable period in 2002 came from higher sales to service providers (“SPs”) and domestic and international distributors, partially offset by a decrease in sales to end users. For the first nine months of 2003 versus the comparable period of 2002, the reduction in revenue was attributable to lower sales to end users, SPs and domestic and international distributors. Shipments to international locations represented 8% of total revenues during the third quarter of 2003 versus 19% from the same period of 2002. For the nine-month period ended September 30, 2003, international revenues were 12% of total revenues versus 18% during the same period of last year.

     The combined revenues from Lucent, LTI Datacom and MCI, our three largest customers, accounted for 47% of the total revenues for the third quarter of 2003 versus 33% for the third quarter of 2002, in which there were no revenues from Lucent. The combined revenues from MCI, Lucent and LTI Datacom accounted for 42% of the total revenues for the first nine months of 2003 versus 27% for the first nine months of 2002, in which there were no revenues from Lucent. The financial difficulties at MCI, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. After the bankruptcy filing, because of MCI’s debtor-in-possession financing and their timely payment for shipments made after the bankruptcy filing, we resumed the recording of revenues upon shipment to MCI. The following table is the percentage of total revenues for our customers who accounted for 10% or more of our revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

MCI	13%	26%	17%	21%
Lucent	19%	0%	13%	0%
Avaya Communications	8%	10%	10%	8%
AT&T	7%	10%	8%	15%
LTI Datacom	15%	7%	12%	6%

     Gross Profit. Our gross profit for the third quarter of 2003 was $1,049,000 versus $3,214,000 for the corresponding period of 2002. The reduction in gross profit dollars for the 2003 period versus the 2002 period was due primarily to the MBX impairment charges, impairment of unutilized demonstration equipment and amortization expense from intangible assets acquired in the VINA merger. These reductions were partially offset by the higher sales volume during the quarter over the prior year period. Our gross profit percentage in the third quarter of 2003 of 17% represents a 43% decline from the third quarter of 2002 gross profit rate of 60%. This decrease was largely due to the MBX technology and demonstration equipment impairment charges (28 percentage point decline), the impact of lower profits earned on IAD products (7 percentage point decline), higher manufacturing and warranty related costs (6 percentage point decrease) and amortization expense from intangible assets acquired in the VINA merger (2 percentage point decline).

     For the nine months ended September 30, 2003, our gross profit was $5,875,000, versus $10,840,000 for the comparable nine-month period of 2002. The reduction in gross profit dollars for the nine months of 2003 versus the comparable period of 2002 was due primarily to sales volume declines, MBX technology and demonstration equipment impairment charges, amortization expense from intangible assets acquired in the VINA merger and to a lesser extent, the impact of higher manufacturing and warranty related costs. Our gross profit percentage for the first nine months of 2003 was 37% or 20 percentage points lower than last year’s first nine months result of 57%. This decrease was due to the impairment charges and amortization of intangible assets mentioned above (17 percentage point decrease), as well as the impact of lower profits earned on IAD products, and higher manufacturing and warranty related costs (3 percentage point decrease).

     Research and Development. Research and development expenses totaled $1,502,000 for the third quarter of 2003, which was $466,000 or 45% higher than the third quarter 2002 spending of $1,036,000. For the nine months ending September 30, 2003, research and development costs totaled $3,840,000 as compared to spending in the nine-month period of 2002 of $3,073,000 or a 25% increase. The expense increase in both the third quarter and nine-month periods were primarily due to higher spending on salaries, benefits, and software expenses related to new product development projects.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 3% to $3,744,000 during the third quarter of 2003, as compared to $3,844,000 for the same period in 2002. The reduced spending level was due mainly to lower expenditures for travel and outside services. For the nine months ending September 30, 2003, selling, general and administrative expenses were $11,341,000, compared to $12,390,000 for the same period of 2002, which represents a $1,049,000 or 9% reduction from the comparable period last year. The reduced spending level was due largely to lower selling and commission expenses associated with the lower sales for the 2003 period, lower salaries and related benefits resulting from our workforce reductions, lower relocation and recruiting costs, a reduction to the bad debts reserve, and lower allocated expenses from Axel Johnson as described below. Partially offsetting the decreases were increased insurance costs related to some non-recurring Directors and Officers life insurance expenses in connection with the VINA merger, along with higher insurance premiums generally.

     Through the VINA merger date of June 5, 2003, selling, general and administrative expenses included contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, legal and human resources. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. There were no allocated costs for these services in the third quarter of 2003, versus $116,000 for the third quarter of 2002. For the nine months ended September 30, 2003, the allocated costs of these services amounted to $151,000, versus $349,000 for the comparable period in 2002. The contract for services with Axel Johnson was cancelled effective June 2003.

     Amortization of Acquisition Intangibles. There was a charge of $278,000 for the third quarter of 2003 and $371,000 for the nine months ended September 30, 2003 for amortization of acquisition intangibles related to our merger with VINA Technologies, Inc. There were no such charges for the comparable periods in 2002.

     Restructuring. During the third quarter of 2003, Larscom continued with its restructuring plans announced after the merger with VINA. We incurred additional restructuring costs of $2,301,000 during the third quarter, consisting of $1,535,000 in facility consolidation costs associated principally with moving our headquarters from Milpitas, CA to Newark, CA, partially offset by $63,000 as a result of rental income we received for subleasing our leased facility in Durham, North Carolina, $425,000 in impairment charges related to the write-off of fixed assets and leasehold improvements following the move of our headquarters from Milpitas, CA to our new location in Newark, CA and $423,000 from reductions in force, partially offset by $19,000 in unused severance expense from a prior period. That compares to a net benefit of ($61,000) in the second quarter of 2002 for subleasing our leased facility in Durham, North Carolina. For the nine months ended September 30, 2003, restructuring expense amounted to $2,391,000, reflecting an additional $390,000 in costs from the reduction in force in the second quarter of 2003. This compares to restructuring costs of $192,000 for the comparable nine month period in 2002.

     In-process Research and Development. There were no charges for in-process research and development in the third quarter of 2003. In-process research and development of $155,000 was recognized for the nine months ended September 30, 2003, in connection with the VINA merger. There were no such charges for the comparable periods in 2002.

     Interest and Other Income. Interest and other income totaled $148,000 for the third quarter of 2003, compared to $90,000 for the same period of 2002. For the nine months ended September 30, 2003, interest and other income was $229,000 compared to $308,000 for the nine months ended September 30, 2002. During the third quarter of 2003, $116, 000 in other income was recognized from the expiration of an unused customer credit. Interest income was $31,000 for the third quarter of 2003, as compared to $111,000 for the same period in 2002. For the first nine months of 2003, interest income was $138,000 as compared to $339,000 for the same period in 2002. The lower interest income for the three-month and nine-month periods of 2003 was primarily attributed to lower average cash, cash equivalent, restricted cash and short-term investment balances as well as lower interest rates received on interest bearing balances. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better.

     Provision for Income Taxes. In the third quarter of 2003, we recorded an income tax provision of $14,000 versus an income tax provision of $5,000 in the third quarter of 2002. We recorded a tax provision of $38,000 for the nine months ended September 30, 2003 compared with a tax benefit of $1,851,000 for the nine months ended September 30, 2002. The difference for the nine-month period was primarily the result of a 2002 change in the Federal income tax code affecting corporations. The tax code change allows corporations with certain tax losses to file for refunds of taxes paid in previous years. The tax benefit is principally due to our filing for refunds of $1,894,000 of taxes paid in 1996, 1997 and 1998.

     Net Loss. The net loss for the third quarter of 2003 was ($6,883,000) compared to a net loss of ($1,520,000) for the third quarter of 2002. The increased loss of ($5,363,000) was primarily due to restructuring charges incurred in connection with moving our headquarters from Milpitas, CA to Newark, CA, impairment charges, intangible amortization related to the VINA merger, unfavorable manufacturing variances, and higher research and development costs, partially offset by the higher sales volume.

     For the nine months ended September 30, 2003, the net loss was ($12,273,000) compared with a net loss of ($2,656,000) in the prior year nine-month period. The increased net loss of ($9,617,000) was principally due to lower revenues and gross margins for the nine months ended September 30, 2003, restructuring charges, impairment of MBX technology and demonstration equipment in the third quarter of 2003, amortization and in-process research and development charges, and the benefit of income tax refunds for prior years realized in the nine months ended September 30, 2002.

Liquidity and Capital Resources

     At September 30, 2003, we had cash, cash equivalents and restricted cash of $11,436,000 and no short-term investments. Cash and cash equivalents decreased by approximately 27% or $4,207,000 from $15,643,000 on December 31, 2002. The decrease in cash, cash equivalents and restricted cash in the first nine months of 2003 largely reflects the impact of operating losses net of depreciation and amortization and asset impairments for the nine months of 2003 ($8,281,000) partially offset by the transfer of funds from short-term investments ($2,014,000). Short-term investments were transferred to cash equivalents as longer-term securities matured. Restricted cash of $333,000 consists of a deposit with our bank for an irrevocable letter of credit for a like amount that is used as collateral for the lease on the Newark, California facility.

     Capital expenditures for the first nine months of 2003 were $230,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $430,000 for 2003.

     In connection with the merger with VINA, Larscom and Axel Johnson Inc. decided to terminate the services agreement and the credit line for $15,000,000 provided to us by Axel Johnson. Accordingly, the services agreement and credit line were cancelled as of June 5, 2003. We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the next 12 months. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we may not be able to obtain adequate capital on terms attractive to us or at all.

     Our current contractual commitments consist principally of operating leases for real estate and ongoing commitments for manufacturing services, product inventories and other general services related to the normal operation of the business.

     Our operating lease commitments relate principally to our buildings in Newark, California, and Durham, North Carolina, and have terms that expire in 2007. The lease of our former headquarter offices in Milpitas, California will expire in August of 2004. In addition, as a result of our merger on June 5, 2003 with VINA, we now have a facility in Nashua, New Hampshire with a lease that will expire in December of 2003. Our total rent expense in the third quarter of 2003 and 2002, was $685,000 and $566,000, respectively. For the nine months ended September 30, 2003 and 2002 rent expense was $1,857,000 and $1,695,000, respectively. Sublease rental income was $209,000 and $276,000 in the third quarter of 2003 and 2002, respectively. Sublease rental income was $631,000 for the nine months ended September 30, 2003 and $766,000 for the nine months ended September 30, 2002. Our future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of September 30, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
	Payments	Income

Years ending December 31,
2003 (October 1 to December 31)	$691	$212
2004	1,968	639
2005	713	265
2006	756	272
2007	487	23
2008	284	—

	$4,899	$1,411

     We have purchase orders and contracts outstanding for goods and services incurred in the normal course of business. The following table discloses our obligations under guarantees as of September 30, 2003 (in thousands):

Maximum
Potential Amount
of Future Payments

Non-cancelable and non-returnable purchase orders	$3,411

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

     As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition. As part of our business strategy, we acquired VINA. We may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. Prior to the VINA merger, with the exception of our acquisition of NetEdge in 1997, we had no recent experience in integrating acquired businesses with our existing business.

     We consummated our merger with VINA on June 5, 2003. The integration of the companies is complex, time consuming and expensive and may disrupt our and VINA’s businesses. The combined company needs to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-merger events, including:

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

     Our entire industry has been in an extended downturn. The downturn for the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, have negatively affected demand for our products. In addition, the worldwide telecommunications market experienced reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of severity or duration of this severe downturn in the United States telecommunications industry. We also cannot predict the extent and timing of the impact of the worldwide downturn for the telecommunications industry.

     We expect to continue to incur operating losses and may not be profitable in the future. We have experienced substantial net losses, including a net loss of $12,273,000 in the first nine months of 2003, $4,895,000 in 2002 and $30,879,000 in 2001 and had an accumulated deficit of $77,789,000 as of September 30, 2003. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability. We believe our cash and short-term investments, after consideration of future operations, will be sufficient to fund our cash requirements, at least through the next 12 months. Nonetheless, future events, such as the potential use of cash to fund any significant losses that we might incur or acquisitions we might undertake, might require us to seek additional capital. In that event, it is possible we may not be able to obtain adequate capital on terms attractive to us or at all.

     Our prospects for growth depend on recently-introduced products, products acquired in our merger with VINA, products under development and products licensed from others. We expect sales of our established products to decline over time. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products, products that may be introduced in the future and products that we license from others. These include, for example, the Orion 7400, the elink 300 product line, the Orion 5000, 5001 and 5003 and the Orion 4500, all of which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some of such products and other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn has caused sales of new products, such as ours, to be well below expectations. If any of such products do not achieve their expected rate of market acceptance, we may have to discontinue such products. In addition, we have licensed the intellectual property and development rights for the Orion 5000, 5001 and 5003. Our dependence on others for the initial design of this product increases the risk that we may not be successful with future enhancements to the product line. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Our inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

     We conducted six rounds of restructuring/layoffs in the past three years. Our June 22, 2001 restructuring included a workforce reduction of approximately 25% (53 people) and the closure of our North Carolina facility. On October 18, 2001, we announced additional reductions in force of approximately 17% (35 people) of the base 2001 workforce. On May 31, 2002 we announced another reduction in force of approximately 13% (16 people) of our remaining workforce. On October 21, 2002, we announced an additional reduction of 13% of our workforce (14 people). In addition, as a result of our merger on June 5, 2003 with VINA, we reduced the combined workforce in June by 28% (30 people) from the May 31, 2003 workforce of both companies. Additional merger related workforce reductions (20 people) occurred in the third quarter of 2003. Although the restructuring actions taken have lowered and will continue to lower our expense base, we expect operating losses to continue in 2003. Therefore, there can be no assurance that another material restructuring and/or workforce reduction will not be required. In addition, our workforce reductions may deprive us of the human capital we would need to take full advantage of any upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

     Results in any period could also be affected by changes in:

•	market demand;

•	competitive market conditions;

•	market acceptance of new or existing products;

•	sales channel development costs;

•	the cost and availability of components;

•	the mix of our customer base and sales channels;

•	the mix of products sold;

•	our sales promotion activities;

•	our ability to expand or contract our sales and marketing organizations effectively;

•	our ability to attract and retain key technical and managerial employees and

•	general economic conditions.

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

     The market for our products is intensely competitive, and our failure to compete effectively could reduce our revenues and margins. Competition in the market place for high-speed network-access products is intense. Our products compete primarily with Quick Eagle Networks, Verilink, Kentrox, Cisco Systems, Alcatel, ADTRAN, RAD, Telco Systems, Carrier Access and Paradyne. We compete to a lesser extent with other telecommunications equipment companies. Many of our competitors have greater resources, more broadly developed distribution channels and have made greater advances than we have in emerging technologies. Cisco Systems and Altcatel are two of the largest communications equipment companies in the world. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

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

     We have recently reorganized our sales force. In October 2002, we reorganized our sales force to concentrate on four account types:

•	major accounts

•	carrier accounts

•	U.S. indirect channels (distributors and resellers) and enterprise customers

•	overseas accounts

     As result of the merger with VINA, we reorganized our consolidated sales force along these lines again in June 2003. As part of this reorganization we have reassigned certain of our sales people to different, specific customer accounts and different types of customers. During this quarter, we decided to close our overseas sales offices in Hong Kong and the United Kingdom. While we expect to manage our domestic and international customers with the U.S. based personnel, there is a risk that the new relationships with customers resulting from the reorganization might not be as productive as the prior organization in the near term or at all. Failure of the new organization to achieve sales productivity goals could have an adverse impact on our business and operating results.

     We are significantly engaged in selling in international markets, which results in operational difficulties and risks. Sales outside the U.S. approximated 18% of our revenues for 2002 and 12% for the first nine months of 2003. The conduct of business outside the U.S. is subject to certain customary risks, including unexpected changes in regulatory requirements and tariffs, difficulties in selling into international markets without a direct presence, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations, possible expropriation and potentially adverse tax consequences. In addition, to sell our products internationally, we must meet standards established by telecommunications authorities in a variety of countries as well as recommendations of the International Telecommunications Union. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the U.S. could inhibit or preclude our marketing and sales efforts in such countries, which could have an adverse impact on our business and operating results.

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

     We have not conducted a formal patent search relating to the technology used in our products. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the U.S. are not publicly disclosed immediately, applications that we do not know about may have been filed by competitors of ours that could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results.

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

     At September 30, 2003, we had no short-term investments.

     Foreign Currency Exchange Rate Risk. Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. Certain of our operating expenses were incurred in local currencies, principally the British pound. However, we have recently closed our overseas sales offices and we have limited exposure to the British pound associated with terminating our operations there. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10% change in the exchange rate for the British pound or any foreign currency would not be material to us.

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

Item 4: Submission of Matters to a Vote of Security Holders.

               Not applicable.

Item 5: Other Information.

               Peter Moulds, Vice President of Worldwide Sales, was elected an officer on September 9, 2003.

Item 6: Exhibits and Reports on Form 8-K.

     a.     Exhibits.

31.1	Certification of the Chief Executive Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.     Reports.

We filed two reports on Form 8-K during the quarter:

The first report was filed on August 4, 2003, reporting the release of results of the second quarter of 2003.

The second report was filed on August 13, 2003, to include the unaudited pro forma consolidated financial statements related to the combination of Larscom and VINA.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date November 11, 2003	By /s/ Daniel L. Scharre

Daniel L. Scharre
President and Chief Executive Officer
(Principal Executive Officer)

By /s/ Donald W. Morgan

Donald W. Morgan
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Larscom pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.