Form 10-K
period 2003-12-31
LARSCOM INC
filed 2004-03-30
CIK 1024047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12491

Larscom Incorporated

(Exact name of registrant as specified in its charter)

Delaware	94-2362692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39745 Eureka Drive	94560
Newark, California	(ZIP Code)
(Address of principal executive offices)

(510) 492-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2.     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $10,518,000.

      The number of the registrant’s shares outstanding as of March 8, 2004, was 5,100,255 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the to-be-filed Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results that we achieve may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth under the “Certain Factors Affecting Future Operating Results” section (in Part II, Item 7) and elsewhere in this Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report, and in our other reports filed with the Securities and Exchange Commission (the “SEC”), that attempt to advise interested parties on the risks and factors that may affect our business.

      You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time-to-time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time-to-time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at

1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov. We make available free of charge on or through our Internet website our SEC filings on Form 10-K, 10-Q and 8-Ks and amendments thereto as soon as reasonably practicable after electronic filing with the SEC.

      Orion 5000, Orion 5001, Orion 5003, Orion 7400, eLink-300, Integrator-300, MX-600, Mega-T/ E, Orion 2000, Orion 4000, Larscom 6000, TerraMux, TerraUno, TerraBoss, Orion 200, Access-T, Business OfficeXchange, LineLearn and Access-T 1500 are U.S. registered trademarks of Larscom Incorporated.

Overview

      Larscom Incorporated manufactures and markets high-speed network-access products for telecommunication service providers (“SPs”), and corporate enterprise users. Our product offerings support bandwidth requirements ranging from full and fractional T1/ E1 to OC-3 (1.5 Mbps to 155 Mbps). Additionally, our solutions support a number of networking protocols such as frame relay, asynchronous transfer mode (“ATM”), inverse multiplexing over ATM (“IMA”), Ethernet and the Internet Protocol (“IP”).

      Prior to Larscom’s initial public offering in December 1996, Larscom was a wholly-owned subsidiary of Axel Johnson, Inc. (“Axel Johnson”). Upon consummation of that offering Axel Johnson owned 55% of the Class A and B Common Stock of Larscom and controlled 83% of the voting interest. On June 5, 2003, we completed an acquisition in which we acquired VINA Technologies, Inc. (“VINA”) in a stock-for-stock transaction. VINA was acquired pursuant to an Agreement and Plan of Merger, dated as of March 17, 2003 (the “Merger Agreement”), by and among Larscom, VINA and London Acquisition Corp., a wholly owned subsidiary of Larscom (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged with and into VINA, with VINA being the surviving corporation (the “Merger”). As a result of the Merger, VINA became a wholly owned subsidiary of Larscom. In connection with the Merger: (a) each outstanding share of VINA common stock was exchanged for 0.2659 shares of Larscom common stock, resulting in the issuance of an aggregate of 2,393,624 shares of Larscom common stock for all outstanding shares of VINA common stock (after giving effect to a 1-for-7 reverse stock split implemented immediately prior to the merger) and (b) all options and warrants to purchase shares of VINA common stock outstanding immediately prior to the consummation of the Merger were converted into options and warrants to purchase shares of Larscom’s common stock. Additionally, prior to the merger, and at the election of Axel Johnson, their Class B Common Stock with special voting rights was converted into Common Stock with each share holding a single voting right. Therefore, Axel Johnson controlled approximately 28% of the voting interest as of December 31, 2003.

Industry Overview

      As corporate users continue to seek out new and innovative ways to reduce their expenses and improve their productivity through networking solutions, SPs and carriers continue to expand their service portfolios to meet growing customer demands. Local area networks (“LANs”) in today’s enterprises are a necessity for connecting in-building PCs, servers, and voice applications. However, it is less and less often the case that the information and tools required by the business all reside within a single building or campus. This, coupled with the increasingly global nature of business and the need to move information quickly, has led to a greater reliance and need for strong corporate wide area networks (“WANs”).

      The increased demand for greater WAN speed and capacity has been accompanied by increased demand for reliable, high-speed network-access solutions. In addition to dedicated 56/64 Kbps and T1/ E1 services, enterprise customers are now using private and public frame relay, ATM, digital subscriber line (“DSL”), cable, wireless and optical services, all to enhance the productivity of their employees. Because of the general availability of excess capacity and high speeds in LAN networks and in core telecommunications networks, there is increased pressure on technologies currently used to deliver service between these two networks, the portion of SP’s networks often referred to as the “last mile.” At present, these services are often delivered at T1/ E1 (1.5 to 2.0 Mbps) or E3/ T3 (34-45 Mbps or less), speeds generally much slower than either the LANs or core telecommunications networks they connect. Higher speed connections for the “last mile” are often uneconomical or unavailable outside of core metropolitan areas.

      As a result of the increased demand for greater WAN capacity and the complexity and continuing evolution of service offerings, businesses have been transitioning from the use of traditional T1/ E1 services to T3/ E3 services as well as newer optical services delivered over SONET/ SDH networks. SPs and corporate users want the ability to rapidly and efficiently make more services and bandwidth available as needs increase. Accordingly, SPs and corporate users require telecommunications equipment, which supports a broad range of higher-speed services as well as traditional legacy services and that operates reliably, economically, flexibly and consistently, on a global basis.

      2001, 2002 and 2003 were difficult years for many SPs. As a result, the overall capital spending for wire-line infrastructure significantly declined. However, with the recent increase in economic activity, principally in the U.S, industry analysts are projecting modest increases to SP’s capital spending. We expect capital spending to increase in at least two markets that we serve:

•	High speed applications using optical networks — as most business users continue to increase their adoption of bandwidth-intensive applications such as enterprise requirement planning systems (“ERP”), partner extranets, eCommerce, international communications with subsidiaries or branch offices, and other productivity enhancing applications, we expect significant growth to occur for high-speed services provided by optical technologies like synchronous optical network (“SONET”) and synchronous digital hierarchy (“SDH”). Providers are now starting to investigate a new standard called Ethernet over SONET (“EoS”) for offering greater-than-T1 bandwidth services in incremental levels based on the Ethernet protocol. However, we don’t believe carriers are ready to abandon prior technologies based on time-division multiplexing (“TDM”) services and are seeking single-platform solutions that can accommodate both Ethernet and TDM.

•	Simple integrated voice and data transmission solutions — The small and medium business users (“SMBs”) segment of the market appears to be focused on simple solutions that offer integrated voice and data services across a single network connection rather than separate solutions for voice and data transmission needs. We expect SPs to increase their use of integrated access devices (“IADs”) to solve the needs of this market segment.

Products

      We help make our customers successful in their business through the use of reliable products that are backed by our service and support organization. The following describes the applications for each of our five product groups:

EoS and TDM Edge Access Multiplexers:	Products that enable several data-streams to be sent over a single physical line and be converted back to the individual data-streams at the receiving end. Multiplexers help to provide more efficient utilization of network resources by allowing multiple data sources to share a single connection to the WAN. Larscom provides both optical (SONET, SDH, EoS) and copper-based (TDM) multiplexers as well as a single platform that can provide both solutions (the Orion 7400 family). Multiplexers represented 5% of our total revenues for 2003.
Integrated Access Devices (“IADs”):	Products that enable SPs with small and medium business customers (“SMBs”) to efficiently integrate voice, data, and Internet access in a single system across a single line connection. IADs eliminate the need for multiple devices at the customer premise by combining a channel bank and advanced call handling for voice connections, a CSU/ DSU for line termination, a DHCP server for IP address management, a firewall for LAN security, and an IP router in a single, compact unit. Integrated Access Devices represented 22% of our total revenues for 2003.

Inverse Multiplexers:	Products that enable a single data-stream to be sent over several physical lines and converted back to a single data-stream at the receiving end. Larscom pioneered developments in inverse multiplexing to help customers “bridge the bandwidth gap” between T1/ E1 and T3/ E3. Fractional T3/ E3 service, provided in this manner, allows SPs and corporate users to leverage the existing T1/ E1-based infrastructure to provide affordable and readily-available high-speed services with an increased degree of fault tolerance. Inverse Multiplexers represented 19% of our total revenues for 2003.
CSU/ DSUs:	Products that provide an interface between user data communications equipment and SPs. They perform framing, line-conditioning and equalization functions. Channel service units/data service units (“CSU/ DSUs”) provide interconnection between the LAN and the WAN. CSU/ DSUs represented 31% of our total revenues for 2003.
Service:	Repair, maintenance, installation and training. Service represented 23% of our total revenues for 2003.

      Specific products that fall under each product grouping are discussed below:

Multiplexers:

      Orion 5000. The Orion 5000 multiplexer is designed for high-density, optical-friendly traffic aggregation. With direct interface to both TDM and SONET/ SDH network architectures, the Orion 5000 is designed to enable the migration to fiber-based transports. Able to house up to seven redundant programmable M13 multiplexers (aggregating up to 196 T1 lines or 147 E1 lines) in a compact two rack unit 23-inch chassis, the Orion 5000 is one of the highest density M13 multiplexers on the market. The M13 multiplexer also has a programmable capability for either DS3 (45 Mbps) or STS-1 (51.84 Mbps) traffic. Taking T1/ E1 traffic aggregation to the next evolutionary step, direct optical access is provided by the Orion 5000’s OC-3/ STM-1 interface. The Orion 5000 consolidates up to three DS3s into an OC-3/ STM-1 connection.

      Orion 5001. The Orion 5001 provides M13 multiplexing in a compact, efficient form factor. Designed specifically to deliver a cost-effective solution with carrier-class reliability, the Orion 5001 multiplexes 28 T1s into a single T3. The compact Orion 5001 fits well as a replacement for traditional bulky M13 multiplexers wherever rack space is at a premium. While SPs backhaul traffic between central offices on a T3, the Orion 5001 allows the enterprise to seamlessly distribute T1 service across its campus. Where mission critical applications require an always-on connection, the twin M13 modules provide 1:1 redundancy. Rapid, configurable switching between modules minimizes frame loss. We believe that the Orion 5001 M13 multiplexer is among the most power-efficient products in its class. The carrier-class Orion 5001 is NEBS level 3 compliant; making it well-suited for both co-location and carrier deployments.

      Orion 5003. A natural extension to the Orion 5000 family of optical multiplexers, the Orion 5003 provides, optical-friendly DS3 or STS-1 traffic aggregation. With direct interfaces to both TDM and SONET/ SDH network architectures, the Orion 5003 is designed to enable the migration to fiber-based transport. This OC-3/ STM-1 multiplexer provides programmable support for DS3 or STS-1 traffic, allowing support of redundant automatic protection switching (“APS”) optical pairs and multi-node Unidirectional Path-Switching Ring (“UPSR”) applications. The Orion 5003 multiplexes up to three DS3/ STS-1 (channelized or clear channel) data streams. With built-in OC-3/ STM-1 module redundancy, a SONET GR-253 standard interface, and NEBS compliance, the Orion 5003 provides carrier-class DS3 traffic aggregation in a compact, one-RU, 19-inch chassis, making it well-suited for deployment at the “customers’ premise” or for co-location and carrier deployments.

      Orion 7400. The new Orion 7400 family of next generation SONET multi-service access platforms is designed to allow service providers to capitalize on an increasing corporate demand for services based on the Ethernet protocol. The Orion 7400 enables service providers to deliver both Ethernet and TDM services across an existing SONET infrastructure. Standards-based Ethernet over SONET (“EoS”) achieves high bandwidth efficiency and enables remote provisioning of bandwidth “on demand” in increments as small as

1.5 Mbps. The Orion 7400 family can deliver 10/100 Ethernet, Gigabit Ethernet, T1, and T3 services in a compact, one rack unit package. It provides connections to the SP’s network using OC-3 (a 155 Mbps service) or STS-1 (a 51.84 Mbps service), and offers the reliability of redundant APS. The Orion 7400 features operation, administration, maintenance and provisioning (“OAM&P”) through the data communications channel (“DCC”) using industry communications standards including TL-1, SNMP, and HTTP (Internet browsers).

Integrated Access Devices:

      eLink-300. The eLink-300 provides an easy-to-use solution for delivering integrated voice, data, and Internet services across a single T1 WAN connection to SMBs. The eLink-300 eliminates the need for multiple devices at the “customer premise” by combining a channel bank and advanced call handling for voice connections, a CSU/ DSU for line termination, a DHCP server for dynamic IP address management, a firewall for LAN security, and an IP router in a single, compact unit. The eLink-300 delivers full line-rate T1 performance and advanced call handling, including caller ID pass-through, distinctive ringing, and support for multi-line phones. The eLink-300 protects the customer’s capital investment with the ability to upgrade the service delivered (voice-only, data-only, integrated voice and data) as well as providing scalable voice capacity by activating ports. With ePorts, the customer buys only the ports they need now and can later activate additional ports “on demand” (up to 24) as the business grows. A unique automatic installation, configuration, and provisioning feature called “AutoCAP” has the potential to eliminate “truck rolls” by the service provider when signing up new customers. The AutoCAP feature automatically detects and sets all system parameters, significantly cutting typical set-up and installation time.

      Integrator-300. The Integrator-300 IAD provides easy and cost-effective integration of any type of voice and data services on a single, T1 network connection. The Integrator-300 eliminates the need for multiple devices at the customer premise by combining a channel bank and advanced call handling for voice connections, a CSU/ DSU for line termination, a DHCP server for IP address management, a firewall for LAN security, and an IP router in a single, compact unit. It provides up to 24 analog voice interfaces with as many as three 4- or 8-port FXS or FXO cards. Customers can start with 4 or 8 ports and easily grow capacity as the business grows. Business OfficeXchangeTM (“BOX”) software allows flexible call management with local call routing (“LCR”) and ensures performance with service level agreement software.

      MX-600. The MX-600 is a modular, high-density solution for delivering integrated voice, data, and Internet access services to SMBs via a single or dual T1 WAN connection. This flexible, chassis-based IAD simplifies network architecture and lowers operating expenses by combining a sophisticated telephony terminal, an IP router, a CSU/ DSU, a DHCP server, and a firewall in a single unit. The MX-600 provides up to 48 analog voice interfaces, plus an option for connecting to private branch exchange (“PBX”) or Key Systems via an FT1/ DSX-1 port. Three slots support any combination of 8-port FXS or FXO or 16-port FXS cards. It also includes two network T1 ports, a V.35 port, and a 10/100 Base-T LAN port. BOX software allows flexible call management with Local Call Routing (“LCR”) and ensures performance with service level agreement software.

Inverse Multiplexers:

      Mega-T/ E. Larscom pioneered inverse-multiplexing solutions with the Mega-T, the first inverse multiplexer to bridge the bandwidth gap between T1 and T3. It provides economical access to greater-than-T1 bandwidth for high-speed applications, delivering a data channel of up to 6 Mbps from four T1 circuits. We also manufacture and market an E1 version of the product, the Mega-E, to bridge the bandwidth gap between E1 and E3. Our patented inverse-multiplexing algorithm used for the Mega-T/ E handles alignment of the individual T1s or E1s and allows for differential delay between individual T1s or E1s. This algorithm also allows the data transmission rate to be lowered automatically in the event that individual T1/ EI circuits fail and to be raised automatically when the circuits are restored. The Mega-T/ E has the ability to identify individual T1/ E1 circuits, thereby simplifying troubleshooting. The Mega-T/ E is primarily used for transport for high-speed LAN Internetworking, as well as frame-relay network-access above T1 or E1 speeds and real-time compressed voice traffic. The Mega-T241 transports an E1 signal over two T1 lines to connect local E1 voice and data applications directly to public or private T1 networks or to extend an E1 circuit across a T1 network.

      Orion 2000. The Orion 2000 ATM inverse multiplexer (“IMA”) is designed for SPs wishing to provide either native ATM services or ATM extensions at economical prices. It is compliant with the ATM Forum IMA specification and can interface directly with an OC-3 or DS3 ATM user-to-network interface or network-to-network interface on any ATM device. The Orion 2000 offers ATM connectivity at speeds up to 12 Mbps (8 x T1) or up to 16 Mbps (8 x E1), with data packets having extremely low cell-delay variation, which is a requirement for delay-sensitive traffic such as video. The unit has ASCII terminal and SNMP interfaces that enable local or remote configuration, performance monitoring, alarm notification and diagnostic testing. In addition, an optional graphical user interface offers point-and-click monitoring and control.

      The Orion 4000 is able to support full and fractional T3 networks. Its T1 and E1 inverse multiplexing modules provide transparent channels for applications such as LAN interconnection or video transmission. The T3 Mux and T1 Mux modules provide flexibility in transporting T1 circuits across the network. They can be used to consolidate several fractional T3 applications onto a single T3 circuit, to act as a DS3 cross connect, to combine T1 traffic from a digital private branch exchange (“PBX”) or to serve as a T1 multiplexer with inverse multiplexed data. The T3 Clear single-density and double-density modules provide clear channel 45 Mbps transmission. The T2E844 module provides a leading high-density solution for delivering E1 services over T1 facilities for up to 32 E1s in a 12-slot chassis.

      Larscom 6000. The Larscom 6000 is an intelligent access device using the Frame-Relay Forum’s standards for multilink frame relay (“MFR”) to provide inverse multiplexing benefits to frame-relay customers. The Larscom 6000 assists SPs in offering advanced services at a low total cost of operation. The Larscom 6000 also provides integrated service level agreement management without any additional hardware or monitoring/reporting systems, allowing customers to monitor performance statistics and to deliver them in a standardized format directly to a variety of core-management systems. SNMP management and web-based device monitoring allows users to view the status of the Larscom 6000 from any web-enabled computer.

CSU/ DSU:

      TerraMux. The TerraMux drop-and-insert multiplexing DSU is designed for businesses needing both voice and data services. By multiplexing two data ports and a voice port onto one full or fractional T1 or E1 line, TerraMux simplifies the network and reduces access costs. With its unique “LineLearn” capability that automatically discerns how many and what types of lines are connected to a device, TerraMux automatically configures the network and drop-and-insert ports and sets the speed of the primary data port to make network access simple and efficient. Management options include a built-in graphical test set, email alerts for trouble-ticketing, web browser, Telnet access and simple network management protocol (“SNMP”). The TerraMux can be used to manage up to nine TerraUnos or TerraMuxes.

      TerraUno. The TerraUno T1/ E1 DSU is a network-access device optimized for connecting routers, bridges and other high-speed devices to E1 or T1 public network services such as the Internet and frame relay. The TerraUno is easy to install with its plug-and-play LineLearn capability.

      TerraBoss. The TerraBoss has the same functionality as the TerraUno, plus extensive management features including SNMP, Telnet and web browsing with email alerts. The TerraBoss can be used to manage up to nine TerraUno systems.

      Orion 4500. Linking one or two high-speed applications across a DS3 or E3 line, the Orion 4500 T3/ E3 CSU/ DSU Access Multiplexer serves a wide range of broadband applications. It is optimized for Internet backbones, scalable, fractional DS3/ E3 Internet access services, and corporate and public organizations needing the broad bandwidth of DS3 or E3 for WAN connections. The Orion 4500 splits the DS3 or E3 bandwidth between two high-speed serial ports. Each port can be configured in multiples of 3.158 Mbps (DS3 compatibility), 3.759 Mbps (E3 G.751 standard), or 3.072 Mbps (E3 G.832 standard), or one port can be used in clear-channel or unframed mode for full payload-line bandwidth. In addition, the Orion 4500 can automatically reconfigure bandwidth allocation for peak and non-peak usage. The flexibility of the Orion 4500 extends to its management options, which includes an integral SNMP agent plus a menu-driven terminal interface with an ASCII graphical test set. The Orion 4500 also provides detailed 24-hour performance histories, alarm logging and dial-out, and extensive loop-back and test pattern options.

      Orion 200. The Orion 200 combines the features of a multiplexer, a multi-port DSU, and a performance monitor with support for full and fractional E1 and T1 services. This product is designed to provide global network access. The Orion 200 multiplexes two high-speed serial applications at multiples of 56 or 64 Kbps, using standard interfaces. Any combination of E1 or T1 network ports can be installed — including E1-to-T1 or T1-to-E1 conversions. Its primary application is LAN interconnection, often coupled with digital PBX traffic as well as videoconferencing.

      Access-T and Access-T 1500. The Access-T family is a series of T1/ FT1 multiplexing CSU/ DSUs. The primary use of the Access-T family is for LAN interconnection, often coupled with the multiplexing of digital PBX traffic onto a single T1/ FT1 circuit. The Access-T 1500 is a shelf-based version of the Access-T that utilizes a hub and spoke architecture, allowing centralized network nodes to serve units at dispersed sites and to concentrate traffic in a single location where network hubs are constrained by lack of space. Network management is simplified with centralized configuration, performance monitoring, and diagnostics. Management options include integral SNMP, Telnet, and a terminal interface. Up to 30 units can be chained together with Access-T 1500 units. Designed to cut maintenance costs and maximize uptime, the Access-T family allows customers to make efficient use of existing bandwidth without increasing the network infrastructure.

Customers

      Our primary customers are SPs, distributors, systems integrators, value-added resellers (“VARs”), federal, state and local government agencies and end-user corporations.

      We believe that our relationship with large customers, particularly the SPs, will be critical to our future success. Our customers prefer to purchase the majority of their network access solutions from a single vendor, which might benefit us if we broaden and enhance our product line. In 2003, 2002 and 2001 SPs represented 53%, 42% and 51%, respectively, of our total revenues. The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

	Year Ended
	December 31,

	2003	2002	2001

MCI	17%	20%	38%
Lucent	16%	*	*
LTI Datacom	11%	7%	3%
AT&T	7%	14%	9%

*	Less than 1%.

      Our revenues from Lucent increased due to the addition of our IAD product line, acquired in our merger with VINA in June 2003. None of our customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter-to-quarter and year-to-year. There can be no assurance that our current customers will continue to place orders with us, that orders from existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers. Loss of, or a material reduction in, orders by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Marketing and Sales

      We sell our products in the U.S. primarily through our direct sales organization and to a lesser extent through distributors, VARs and systems integrators. Sales to large SPs are handled by our direct sales force. We continue to develop an indirect distribution channel for sales to domestic customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. There are a number of risks associated with the reliance upon an indirect distribution channel. These include a reduction in our ability to forecast sales, potential reductions in customer satisfaction, loss of contact with users of our products and methods of advertising and promoting the products, which will result in additional expenses. These, and other factors, could adversely impact our business.

      We market our products internationally through non-exclusive international distributors and systems integrators. We rely on a small portion of our U.S. sales force to maintain these relationships.

      SPs require that products undergo extensive lab testing and field trials prior to their deployment in the network. Accordingly, we continually submit successive generations of our current products as well as new products to our customers for evaluation and approval. Additionally, sales to international customers require products that meet country-specific certification standards for safety, emissions and network connectivity. The length of the various approval processes is affected by a number of factors, including the complexity of the product involved, the priorities and budgetary constraints of customers and regulatory issues.

Customer Service and Support

      Our products are required to meet rigorous standards imposed by both customers and internal product quality assurance testing procedures. The warranty period for most of our products is three to five years. We have service contracts with many of our major customers, and provide rapid-response service via arrangements with our service partner worldwide, NextiraOne Solutions. These contracts typically establish response time and level of service commitments, without penalties for non-performance. We maintain a 24-hour, 7-day a week technical assistance support center, and provide rapid response with contracted response times, plus a wide range of repair programs. We also provide technical applications assistance, installation services and training.

Research and Development

      We believe that our future success depends on our ability to achieve technological leadership through timely enhancements of existing products and development of new products that meet customer needs. Our continued commitment to research and development, particularly related to emerging technologies, will be required for us to remain competitive.

      Our product families are designed specifically to meet the demands of our larger customers. Relationships with these customers provides us with insight into their evolving needs and allows us to anticipate new technology requirements. Enhancements to our product families are developed by including our major customers’ responses to our interview questions in the product definition and review process. Timely customer feedback is important to us in making modifications to existing products and designing new products.

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

Manufacturing and Quality Assurance

      Our manufacturing operations consist of materials procurement, third-party assembly of printed circuit boards and chassis, product testing and inspection and system configuration for shipment. We have recently consolidated our third-party manufacturing primarily with one local source and have been able to implement quality control systems through the entire manufacturing process, including statistically monitored process control programs. We utilize traditional procurement methods with our suppliers, using standard purchase orders and blanket orders for scheduling and commitments. Most purchase-order payment terms are standard, with payment due in 30 days and with some orders negotiated to net 45 days payment terms. We use automated functional product testing to remain flexible to customers’ needs while maintaining control of the quality of the manufacturing process.

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

      We have achieved and maintain ISO 9001:2000 quality certification and employ a comprehensive quality control program. However, complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. Despite testing by our customers and us, there can be no assurance that existing or future products will not contain undetected errors or failures when first introduced or as new versions are released. We provide a three-year or five-year warranty for most of our products.

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

      Our business is being materially adversely affected by the integration of CSU/ DSU and inverse multiplexing functionality into switches and routers. New technologies could further displace some parts of the T1/ E1 CSU/ DSU product line. For example, symmetrical and high bit rate digital subscriber line (“SDSL”

and “HDSL”) are subscriber loop technologies that enable service providers to deploy high-bandwidth services that could replace more traditional T1/ FT1 services, upon which many of our products are based. In addition, the intelligent access device (“IAD”) business is characterized by intense price competition.

Proprietary Rights

      The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We have been issued two U.S. patents to date and have four patents pending. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by competitors of ours that could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In our distribution agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results.

      The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights as effectively as the laws of the U.S., thus making the possibility of misappropriation of our technology and products more likely.

Employees

      As of December 31, 2003, we had 85 full-time employees compared to 94 full-time employees on December 31, 2002. We have never experienced any work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Available Information

      Larscom Incorporated maintains a site on the web at www.larscom.com; however, information found on the Company’s web site is not incorporated by reference into this report. The Company makes available free of charge on or through the web site the Company’s annual report on form 10K, quarterly reports on form 10Q, current reports on form 8K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Management

      The executive officers of Larscom Incorporated are as follows:

Name	Age	Position

Daniel L. Scharre	53	President, Chief Executive Officer and Director
Gurdip Jande	42	Vice President, Marketing
Donald W. Morgan	58	Vice President, Finance and Chief Financial Officer
Peter L. Moulds	48	Vice President, Worldwide Sales
Adam Opoczynski	57	Vice President, Engineering

      Daniel L. Scharre has served as president, chief executive officer and a member of the Board since November 2001. Prior to joining us, Mr. Scharre served as chairman, president and chief executive officer of Adaptive Broadband Corp., a provider of high-speed, wireless last-mile access equipment, from April 2001 to October 2001, as president and chief executive officer from January 2001 to April 2001, as president and chief operating officer from July 2000 to January 2001, as executive vice president from April 1998 to June 2000 and as vice president and chief technology officer from September 1997 to April 1998. Adaptive Broadband Corporation filed for bankruptcy in July of 2001. Prior to his four-year tenure at Adaptive Broadband, Mr. Scharre held executive positions at ComStream Inc., Ilex Systems, and Loral Western Development Labs, all providers of digital telecommunications equipment and systems. Mr. Scharre holds a BS in physics from the California Institute of Technology, a Ph.D. in physics from the University of California, Berkeley, and an MBA from Santa Clara University. He previously served on the faculty at Stanford University.

      Gurdip Jande joined us as vice president of marketing in February 2002. Prior to joining us, Mr. Jande served in various positions at Nortel Networks, a voice and date communications equipment manufacturing company, including as vice president, corporate strategic business development from January 2000 to December 2001, vice president marketing, emerging service providers from October 1999 to December 1999, vice president, market development from March 1998 to September 1999, and as director, business development from January 1997 to February 1998. Mr. Jande earned a BS in electrical engineering from the University of Ottawa, Canada, and an MBA from the University of Miami.

      Donald W. Morgan has served as vice president of finance and chief financial officer of Larscom since October 1999. Prior to joining us, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms from December 1997 to September 1999. He served as vice president of finance and administration for Inrange Technologies Corporation, a data communications equipment manufacturing company from July 1991 to November 1997. Prior to that, Mr. Morgan served in a number of senior financial positions with UNISYS Corporation. Mr. Morgan earned a BS degree in business administration from Northeastern University and an MS degree in finance from the University of Illinois.

      Peter Moulds joined us as vice president of worldwide sales in September 2003. Prior to joining us, Mr. Moulds was a venture partner with Lightspeed Venture Partners, an information technology focused venture capital firm from January 2001 until March 2003. From April 1997 to January 1999, he served at the vice president of sales for FreeGate Corporation, which was subsequently acquired by Tut Systems. Prior to that, Mr. Moulds served in a number of senior sales management positions including vice president of sales for Ascend Communications, a provider of wide area network technologies, which later merged with Lucent. Mr. Moulds earned a BS degree in electrical engineering and computer science from the University of California at Berkeley.

      Adam Opoczynski joined Larscom as vice president of engineering in December 2002. Prior to joining Larscom, Mr. Opoczynski served in several senior management positions at ECI Telecom, Inc. a wholly-owned U.S. subsidiary of ECI Limited that is a provider of transmission and voice compression equipment. From January 2001 to January 2002 Mr. Opoczynski served as a vice president of research and development for the North American Transmission Division of ECI, a developer of cross-connect and data aggregation systems. From April 1999 to January 2001 he served as vice president of R&D for the Data Division of ECI, a developer of carrier class frame relay and ATM switching systems. From December 1997 to April 1999 he served as director of engineering for the Access Business Unit of ECI, a developer of low capacity DLC and

ADSL systems. Prior to his tenure at ECI, Mr. Opoczynski held various senior management positions with Fujitsu Network Communications, Inc., ADC Telecommunications, Inc. and Siemens Communication Systems, Inc., all of which were manufacturers of telecommunications equipment. Mr. Opoczynski holds a BS in electronics and telecommunications from Warsaw University of Technology, Warsaw, Poland.

      There is no family relationship among any directors or executive officers of Larscom Incorporated.

Item 2.	Properties

      We currently lease a 40,500 square-foot facility located in Newark, California, a 119,000 square-foot facility located in Milpitas, California and a 27,000 square-foot facility in Durham, North Carolina. At the Milpitas facility, 39,000 square feet are sublet. We abandoned the remainder of the Milpitas facility at the end of September 2003 as a result of our merger with VINA and the decision to consolidate our headquarters in Newark, California. The entire Durham, North Carolina facility of 27,000 square-feet was sublet effective February 15, 2002. All of our manufacturing, sales, administration, customer service, marketing and research and development are performed at our Newark facility. We believe that our existing facilities are more than adequate for our current needs and we expect to discontinue the Milpitas and Durham leases at the end of their respective lease terms.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      The following table sets forth the high and low bid prices for our Common Stock as reported on the Nasdaq National Market from January 1, 2002 through October 22, 2002 and on the Nasdaq SmallCap Market from October 23, 2002 through December 31, 2003. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	2003		2002

	Bid Prices

	High	Low	High	Low

First quarter	$3.1500	$1.7500	$12.5300	$7.0000
Second quarter	$7.2500	$1.7500	$9.5200	$4.6900
Third quarter	$5.3600	$2.4000	$4.9000	$2.0300
Fourth quarter	$5.7500	$3.3500	$3.5000	$1.6100

      As of March 8, 2004, there were 166 holders of record of our Common Stock. We had an estimated 5,223 beneficial holders of our Common Stock, held in street name, as of March 8, 2004.

      We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      Please see Item 12 for additional information required by this item.

Reclassification of Class A and Class B Common Shares:

      On June 3, 2003, our stockholders approved a proposal to reclassify its Class A and Class B Common Stock into a single class of Common Stock. The old Class A shares had rights of one vote per share. The old Class B Common Stock had rights of four votes per share and was owned by one stockholder, Axel Johnson. These additional voting rights gave Axel Johnson control of 82% of the voting interest prior to the merger with VINA. After issuance of 2,393,894 shares in connection with the VINA merger, and the reclassification of the

Class B Common Stock into Common Stock with one vote per share, Axel Johnson’s control of the voting interest was reduced to 28%. Additionally, as a result of the shares issued to VINA shareholders, entities affiliated with Sierra Ventures V. L.P. received shares having 28% of our voting interest.

Reverse Split of Class A Common Shares:

      On June 3, 2003 our shareholders approved a proposal to amend our certificate of incorporation to effect a reverse split of our Common Stock in a ratio to be determined by the Board of Directors. The Board subsequently voted on June 5, 2003 to effect a reverse split with a 7-for-1 ratio with effect from June 6, 2003. All share and per share data has been retroactively restated for the reverse stock split.

Larscom Stock Options:

      As part of the merger with VINA, the existing VINA stock options and warrants were replaced with Larscom stock options and warrants, containing the exact terms, price and earned vesting percentages, as those held immediately prior to the merger (after the post-merger, post-split exchange ratio of 0.03799 shares of Larscom common stock for each share of VINA common stock). The assumption of the VINA options and warrants resulted in the issuance of 454,752 Larscom options and warrants. Additionally, as a result of the change of control resulting from the reclassification of shares previously discussed, and the VINA merger, a large part of the outstanding stock options previously issued by Larscom became fully vested due to a change-in-control provision contained in most of the outstanding option agreements. This acceleration caused 61,818 additional shares to become vested and exercisable on June 5, 2003 with an average exercise price of approximately $19.72.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Product revenues	$16,904	$17,977	$36,150	$49,136	$48,274
Service revenues	5,022	5,510	5,721	5,528	4,565

Total revenues	21,926	23,487	41,871	54,664	52,839

Product cost of revenues	11,995	9,276	23,419	23,519	24,298
Service cost of revenues	912	1,071	1,432	2,423	2,125

Total cost of revenues	12,907	10,347	24,851	25,942	26,423

Gross profit	9,019	13,140	17,020	28,722	26,416

Operating expenses:
Research and development	4,845	4,199	6,779	9,900	8,049
Selling, general and administrative	14,418	16,051	20,680	24,116	21,570
Amortization of acquisition intangibles	385	—	—	—	—
Restructuring	2,458	254	5,772	—	—
Impairment of assets	364	—	—	—	—
In-process research & development	155	—	—	—	—

Total operating expenses	22,625	20,504	33,231	34,016	29,619

Loss from operations	(13,606)	(7,364)	(16,211)	(5,294)	(3,203)
Other income, net	381	356	1,198	1,760	1,247

Loss before income taxes	(13,225)	(7,008)	(15,013)	(3,534)	(1,956)
Income tax provision (benefit)	37	(2,113)	15,866	(1,035)	(684)

Net Loss	$(13,262)	$(4,895)	$(30,879)	$(2,499)	$(1,272)

Basic and diluted loss per share	$(3.26)	$(1.82)	$(11.49)	$(0.94)	$(0.49)

Basic and diluted weighted average shares	4,073	2,693	2,687	2,656	2,619

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$8,371	$17,399	$21,803	$37,395	$38,647
Total assets	23,700	28,060	34,173	66,320	66,862
Total stockholders’ equity	10,806	17,907	22,776	53,042	54,795
Other non-current liabilities	1,640	1,618	2,162	448	534

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We manufacture and market high-speed network-access products for telecommunication service providers (“SPs”), and corporate enterprise users. Our product offerings support bandwidth requirements ranging from full and fractional T1/E1 to OC-3 (1.5 Mbps to 155 Mbps). Additionally, our solutions support a number of networking protocols such as frame relay, asynchronous transfer mode (“ATM”), inverse multiplexing over ATM (“IMA”), Ethernet and the Internet Protocol.

      Prior to our initial public offering in December 1996, we were a wholly-owned subsidiary of Axel Johnson. Upon consummation of that offering Axel Johnson owned 55% of our Class A and B Common Stock and controlled 83% of the voting interest. On June 5, 2003, we completed an acquisition in which we acquired

VINA in a stock-for-stock transaction. VINA was acquired pursuant to the Merger Agreement, dated as of March 17, 2003, by and among Larscom, VINA and Merger Sub, a wholly owned subsidiary of Larscom. Pursuant to the Merger Agreement, Merger Sub was merged with and into VINA, with VINA being the surviving corporation. As a result of the Merger, VINA became a wholly owned subsidiary of Larscom. In connection with the Merger: (a) each outstanding share of VINA common stock was exchanged for 0.2659 shares of Larscom common stock, resulting in the issuance of an aggregate of 2,393,624 shares of Larscom common stock for all outstanding shares of VINA common stock (after giving effect to a 1-for-7 reverse stock split implemented immediately prior to the merger) and (b) all options and warrants to purchase shares of VINA common stock outstanding immediately prior to the consummation of the Merger were converted into options and warrants to purchase shares of Larscom’s common stock. Additionally, prior to the merger, and at the election of Axel Johnson, their Class B Common Stock with special voting rights was converted into Common Stock with each share holding a single voting right. Therefore, Axel Johnson controlled approximately 28% of the voting interest as of December 31, 2003.

      The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of December 31, 2003 contains an explanatory paragraph, which refers to our recurring operating losses and net capital deficiency and notes that these matters raise substantial doubt about our ability to continue as a going concern.

      We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. We will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the going concern explanatory paragraph in our auditor’s report, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Deferred Revenue

      Revenue from product sales is generally recognized upon delivery to our customers when there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured. However, some of our distributors, who maintain significant inventories of our products, have a right to return products that remain unsold. In the case where the distributor has a right to return products, we do not recognize revenue until the distributor notifies us that the products have been shipped to the end user. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured. If we believe that collection is not probable at the time of shipment, we defer the revenue until the cash is collected.

Accounting for Acquisitions

      On June 5, 2003, we completed the acquisition of VINA. The consideration consisted of approximately 2,393,894 shares of our common stock, 454,752 warrants and options to purchase common stock and the assumption of the liabilities and obligations of VINA. We accounted for the VINA acquisition as a purchase in accordance with the provisions of Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As such, we have reported all the acquired tangible and intangible assets and liabilities of VINA at fair value. We are recognizing the fair value of the purchased intangibles related to developed technology as a cost of product revenue over an estimated useful life of six years. We are recognizing the fair value of the other purchased intangibles as operating expenses over the estimated useful life of each separate intangible. We have recognized the fair value associated with the in-process technology as an operating expense during 2003, when the merger was consummated. We have valued employee stock options as part of the acquisition using the Black-Scholes valuation model. The value of all vested options and the value of unvested options in excess of the intrinsic value of such unvested options are included as part of the purchase price consideration. We are reporting the intrinsic value of the unvested options as deferred compensation and recording it as an operating expense over the remaining vesting period of the option. We have valued our stock issued as part of the consideration using the 5-day average price surrounding the date the acquisition was announced.

Impairment or Disposal of Long-Lived Assets

      In accordance with SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets”, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future cash flows attributable to such assets. If the carrying value of a long lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets to be held and used, or by the amount by which the carrying value exceeds the fair value less the cost to dispose of assets to be disposed. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the third quarter of 2003, we determined that the MBX technology and related assets acquired as part of the merger with VINA in June 2003 had become impaired. The impairment was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded a loss of $1,956,000 to write-off the MBX technology and other related assets.

Restructuring

      In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, beginning in 2003, we establish a liability for the estimated fair value of an exit or disposal activity in the period in which the liability is incurred. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability. Remaining liabilities for restructuring costs related to June 2001 restructuring continues to be accounted for in accordance with the provisions of EITF No. 94-3.

Investments, Accounts Receivable Risk and Accounts payable

      We invest cash in excess of our daily needs in financial instruments issued by banks, government agencies or large corporations. Our policy is to invest these funds in financial instruments that are rated by Standard and Poors (or other rating agency equivalents) as A- or better in the case of general debt instruments or A-1 in the case of commercial paper. Our policy restricts us from investing more than $5 million or 20% of our total investments in any one institution or from investing in financial instruments that mature in more than 1 year. While we believe, in our judgment, these policies are protective of our funds; a default of any one institution would lead to our incurring a significant loss of cash.

      Our accounts receivable are largely trade receivables from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. While our reserves have historically been within our expectations, we cannot guarantee that our evaluation of the credit risk of our customers will be correct. In addition, since our accounts receivable are concentrated in a relatively few number of customers a significant change in the financial position of any one of these customers could have a material impact on the collectibility of our accounts receivable. To date, we have reserves for $616,000 in receivables associated with the 2002 bankruptcy filing of MCI. Receivables from our two largest customers (Lucent and MCI in 2003; AT&T and MCI in 2002) represented 36% and 38% of net accounts receivable at December 31, 2003 and 2002, respectively. Our accounts payable are comprised of trade payables.

Inventories

      Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Stock-Based Compensation

      We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issues to Employees”, and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. During the year, we have recognized as compensation expense $12,000 related to the intrinsic value of options granted in connection with the VINA merger. We provide additional pro forma disclosures as required under SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”

Warranty

      We provide a three-year or five-year warranty for most of our products. We provide for the estimated cost of warranty at the time we record revenue for a product based on our historical costs, which includes material, labor and overhead. While we believe that our reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, especially for those estimates related to products that have been recently introduced.

Sales Return Allowance

      We provide a sales return allowance for possible customer returns, based on historical information. These returns may occur due to changes in customer circumstances or a misjudgment of either party in assessing the customer’s needs.

Income Taxes

      Deferred tax assets and liabilities are recognized for the temporary timing differences between the tax bases of assets and liabilities and the amounts reported in financial statements. A valuation allowance is provided against deferred tax assets if, in management’s judgment, it is more likely than not that the potential future benefits of these assets will not be realized.

Results of Operations

      As corporate users continue to seek out new and innovative ways to reduce their expenses and improve their productivity through networking solutions, SPs and carriers continue to expand their service portfolios to meet growing customer demands. Local area networks (“LANs”) in today’s enterprises are a necessity for connecting in-building PCs, servers, and voice applications. However, it is less and less often the case that the information and tools required by the business all reside within a single building or campus. This, coupled with the increasingly global nature of business and the need to move information quickly, has led to a greater reliance and need for strong corporate WANs.

      2001, 2002 and 2003 were difficult years for many SPs. As a result, the overall capital spending for wire-line infrastructure significantly declined. However, with the recent increase in economic activity, principally in the U.S., industry analysts are projecting modest increases to SP’s capital spending.

      The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Years Ended
	December 31,

	2003	2002	2001

Product revenues	77%	77%	86%
Service revenues	23	23	14

Total revenues	100	100	100

Product cost of revenues	55	39	56
Service cost of revenues	4	5	3

Total cost of revenues	59	44	59

Gross profit	41	56	41

Operating expenses:
Research and development	22	18	16
Selling, general and administrative	66	68	49
Amortization of acquisition intangibles	2	—	—
Restructuring	11	1	14
Impairment of assets	1	—	—
In-process research & development	1	—	—

Total operating expenses	103	87	79

Loss from operations	(62)	(31)	(38)
Other income, net	2	1	3

Loss before income taxes	(60)	(30)	(35)
Income tax provision (benefit)	—	(9)	39

Net Loss	(60)%	(21)%	(74)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenues. Our total revenues of $21,926,000 for the year ended December 31, 2003 decreased $1,561,000 or 6.6% from 2002’s total revenues of $23,487,000. Revenues from our legacy product lines (Multiplexer and Inverse Multiplexer; CSU/ DSU; ATM access) and services recorded a combined decrease of $6,645,000 from 2002. We believe that increased price competition mainly in legacy markets as well as reduced capital spending from most telecommunications customers in general, including some of our largest customers, contributed to this decrease. This decrease was partially offset by sales of $4,835,000 from our new IAD product line, which was acquired in the merger with VINA in June 2003.

      By channel of distribution, the revenue reduction for 2003 versus the comparable period of 2002 reflected lower sales to end-users, partially offset by increases from resellers and domestic distributors. Shipments to international locations represented 11% of total revenues during 2003 compared to 18% of total revenues during 2002.

      The combined revenues from MCI, Lucent, and LTI Datacom, our three largest customers for 2003, accounted for 44% of the total revenues for 2003 versus 27% for 2002, when there was a small amount of revenue from Lucent. Our revenues from Lucent have increased due to the addition of our IAD product line, acquired in our merger with VINA. The financial difficulties at MCI, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. The following table is the percentage of total revenues for our customers who accounted for 10% or more of our revenues:

	Years Ended
	December 31,

	2003	2002

MCI	17%	20%
Lucent	16%	*
LTI Datacom	11%	7%
AT&T	7%	14%

*	Less than 1%.

      Gross Profit. Our total gross profit dollars for 2003 were $9,019,000 versus $13,140,000 for 2002. The reduction in gross profit dollars for the 2003 period versus the 2002 period was mainly due to the impairment charge of $1,592,000 included in cost of revenues from the write-off of assets related to the MBX product line, acquired as part of the merger with VINA, which had become impaired. The reduction in gross profit dollars was also due to lower gross profit on our IAD products, lower total revenues and a write-off of $176,000 for certain demo equipment that had become impaired. Our gross profit percentage in 2003 was 41% or 15 percentage points lower than last year’s result of 56 percent. The 15 percentage point decline from 2002 to 2003 was principally due to MBX and demonstration equipment impairment charges, lower gross margins earned on IAD products and amortization expense from intangible assets acquired in the VINA merger.

      Research and Development. Research and development expenses totaled $4,845,000 for 2003, which was $646,000 or 15% higher than 2002’s expenses of $4,199,000. The increase was primarily due to higher headcount related expenses and outside contractors’ costs as a result of our increased investment in new products. We had 20 research and development employees at the end of the 2003 compared to 19 at the end of 2002.

      Selling, General and Administrative. Selling, general and administrative expenses decreased 10% to $14,418,000 during 2003, as compared to $16,051,000 for 2002. The lower expenses were due primarily to reductions in: employee related expenses ($1,100,000); commission expense ($333,000); bad debt expense ($315,000); facility costs ($263,000); and depreciation expense ($208,000), resulting from the 2003 and 2002 restructurings and reductions-in-force programs, as well as a reduction in administrative charges from Axel Johnson ($314,000). These reductions were partially offset by an increase of $1,205,000 in insurance costs related to the VINA merger.

      Selling, general and administrative expenses included some contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, internal audit, legal and human resources. These charges ended June 5, 2003, the date of the VINA merger. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. The allocated costs of these services amounted to $151,000 for the period January 1, 2003 through June 5, 2003, and $465,000 for calendar year 2002.

      Restructuring. In connection with the VINA merger on June 5, 2003, we announced additional corporate restructurings because of synergy plans developed as a result of the merger of the two companies. We incurred restructuring costs of $2,458,000 during the year, consisting of $1,535,000 in facility consolidation costs associated principally with moving its headquarters from Milpitas, CA to Newark, CA partially offset by $249,000 of rent collected from Silicon Wireless Corporation; $425,000 in impairment charges related to fixed assets and leasehold improvements at the Milpitas location and $747,000 from reductions-in-force. That compares to net restructuring charges of $254,000 for 2002.

      The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2003 and 2002:

			Selling,
		Research &	General &
	Manufacturing	Development	Administration	Total

May of 2002	4	4	8	16
October of 2002	—	6	8	14
June of 2003	4	5	10	19
July/ September of 2003	1	2	17	20
December of 2003	—	7	1	8

Total	9	24	44	77

      Interest and Other Income. Interest and other income amounted to $381,000 for 2003 as compared to $356,000 for 2002. Interest income was $160,000 for 2003, versus $408,000 for 2002. Other income and expense for 2003 was $221,000 in income as compared to $52,000 in expenses for 2002. The $273,000 improvement in other income and expense in 2003 was primarily due to $232,000 in other income recognized from the expiration of an unused customer credit in 2003. The lower interest income for the current year was attributed to lower cash, cash equivalent and short-term investment balances as well as lower interest rates earned on our cash and cash equivalents. The average cash, restricted cash, cash equivalent and short-term investment balances for 2003 was $13,999,000 versus $20,421,000 for 2002. The average interest rates earned on cash, restricted cash and cash equivalent balances was approximately 1% in 2003 as compared to 2% in 2002 earned on cash, cash equivalent and short-term investment balances. Our investment portfolio generally is comprised of commercial paper rated A1/P1 as well as bank certificates of deposit, corporate medium-term notes and bonds rated A- or better.

      Provision for Income Taxes. The tax provision for 2003 was $37,000. The tax benefit of $2,113,000 for 2002 is comprised largely of an income tax refund of $1,894,000 for taxes paid in 1996, 1997 and 1998, as a result of a 2002 change in the federal income tax code and $262,000 for the release of an accrual related to prior years closed audits. The tax code change allowed corporations with certain tax losses to file for refunds of taxes paid in previous years.

      Net loss. The net loss for 2003 was $13,262,000, as compared to a net loss of $4,895,000 for the same period of 2002. The increased net loss of $8,367,000 was principally due to lower revenues and gross margins for the year ended December 31, 2003, of $2,190,000, net restructuring and impairment charges in 2003 of $2,204,000 and $2,132,000, respectively, the effects of the tax benefit due to income tax refunds of $2,150,000 realized in 2002, and amortization and in-process R&D charges in 2003 of $551,000 and $155,000, respectively, partially offset by lower operating expenses in 2003 of $1,011,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Our consolidated revenues of $23,487,000 for the year ended December 31, 2002 were 44% lower than 2001’s annual revenues of $41,871,000. The primary reason was the industry-wide slowdown. Our Multiplexer and Inverse Multiplexer product lines accounted for the major portion of the decrease from 2001 with a combined revenue reduction of $17,609,000 or 96% of the total revenue reduction.

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

      The combined revenues from MCI and AT&T, our two largest customers during 2002 and 2001, accounted for 34% of the total revenues for 2002 versus 47% for 2001. The financial difficulties at MCI, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. The following table is the percentage of total revenues for our two largest customers in 2002 and 2001:

	Twelve Months
	Ended
	December 31,

	2002	2001

MCI	20%	38%
AT&T	14%	9%

      Gross Profit. Our total gross profit dollars for 2002 were $13,140,000 versus $17,020,000 for 2001. The reduction in gross profit dollars for the 2002 periods versus the 2001 periods was primarily due to sales volume declines partially offset by improvements to our gross margin percentage. Our gross profit percentage in 2002 was 56% or 15 percentage points higher than 2001’s result of 41 percent. The 15-percentage point improvement from 2001 to 2002 was primarily due to an asset impairment charge in 2001, higher 2001 excess and obsolete inventory charges as well as higher 2001 Orion 5000 manufacturing costs and overall material costs and warranty costs.

      Research and Development. Research and development expenses totaled $4,199,000 for 2002, which was $2,580,000 or 38% below 2001’s expenses of $6,779,000. The reduction was primarily due to lower employee related expenses of $2,194,000 and lower recruiting and relocation costs of $433,000, all of which resulted from the restructuring and reduction in force programs enacted in 2001 and 2002. We had 19 research and development employees at the end of the 2002 compared to 29 at the end of 2001.

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

      The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2002 and 2001:

			Selling,
		Research &	General &
	Manufacturing	Development	Administration	Total

June of 2001	3	24	26	53
October of 2001	12	5	18	35
May of 2002	4	4	8	16
October of 2002	—	6	8	14

Total	19	39	60	118

      Interest and Other Income. Interest and other income amounted to $356,000 for 2002 as compared to $1,198,000 for 2002. Interest income, which is the major component of Interest and Other Income, was $408,000 for 2002, versus $1,243,000 for 2001. The lower interest income for the current year was attributed to lower interest rates as well as lower cash and short-term investment balances. The average interest rate for 2002 was 2% versus an average interest rate in 2001 of 5%, for a 3-percentage point decline. Average interest bearing cash and short-term balances declined by 17% to $20,421,000 from $24,749,000. Our investment portfolio generally is comprised of commercial paper rated A1/P1; bank certificates of deposit rated A- or better and corporate medium-term notes and bonds rated A- or better.

      Provision for Income Taxes. The tax benefit of $2,113,000 for 2002 is comprised primarily of an income tax refund of $1,894,000 for taxes paid in 1996, 1997 and 1998, as a result of a 2002 change in the federal income tax code and $262,000 for the release of an accrual related to prior years closed audits. The tax code change allowed corporations with certain tax losses to file for refunds for taxes paid in previous years. The tax provision for 2001 was $15,866,000.

      Net loss. The net loss for 2002 was $4,895,000, as compared to a net loss of $30,879,000 for the same period of 2001. The lower net loss for 2002 versus 2001 was primarily due to the booking in 2001 of an valuation allowance charge against the deferred tax assets ($15,981,000), restructuring costs ($5,772,000), asset impairment charges ($1,911,000), excess and obsolete inventory write-downs ($1,891,000) and higher manufacturing costs for the Orion 5000 M13 multiplexer product family ($1,000,000).

Liquidity and Capital Resources

      At December 31, 2003, we had cash and cash equivalents of $8,952,000. Cash, cash equivalents and short-term investments declined by approximately 49% from $17,657,000 on December 31, 2002. The $8,705,000 decrease in cash, cash equivalents and short-term investments in 2003 is primarily attributable to the net loss, and the cash outlays required in the merger with VINA in June 2003, partially offset by non-cash charges of $4,385,000 from depreciation and amortization, impairment of fixed assets, and impairment of intangibles. In addition, at year-end 2003, we had restricted cash of $333,000 consisting of a deposit with our bank for an irrevocable letter of credit for a like amount that is used as collateral for the lease on the Newark, California facility.

      Capital expenditures for 2003 were $346,000. These expenditures consisted principally of the purchase of computers, software and test equipment. We anticipate capital expenditures to total approximately $500,000 for 2004.

      The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of December 31, 2003 contains an explanatory paragraph, which refers to our recurring operating losses and net capital deficiency and notes that these matters raise substantial doubt about our ability to continue as a going concern.

      We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. We will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the going concern explanatory paragraph in our auditor’s report, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

      Operating lease commitments are related principally to our buildings in Newark, California; Milpitas, California and Durham, North Carolina and have terms that expire in 2008, 2004 and 2007, respectively. Total rent expense in 2003, 2002 and 2001, was $2,042,000, $2,265,000 and $2,217,000, respectively. Sublease rental income was $709,000, $922,000 and $1,041,000 in 2003, 2002 and 2001, respectively. Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

	Less Than			After
	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$1,968	$1,469	$771	$—
Manufacturing services agreements	1,445	—	—	—
Non-cancelable and non-returnable purchase orders	156	—	—	—
Contingent payment for licensed technology	100	—	—	—

	$3,669	$1,469	$771	$—

      The effects of inflation on our revenues and operating income have not been material to date.

Related Party Transactions

      As of December 31, 2002, Axel Johnson owned 53% of Class A and B Common Stock of Larscom and controlled 82% of the voting interest. In connection with the June 5, 2003 merger with VINA, Axel Johnson converted their Class B Common Stock to Common Stock with a single vote per share. As of December 31, 2003 Axel Johnson owned approximately 28% of the Common Stock and voting interest of Larscom. See Note 6 — Related Party Transactions to the Consolidated Financial Statements. Related party transactions with Axel Johnson disclosed in the consolidated financial statements are as follows:

Employee Health and Welfare Programs

      We participated in various employee benefits programs sponsored by Axel Johnson until June 5, 2003, when we established our own programs for most benefits. Axel Johnson continued to administer a portion of our 401K program until January 6, 2004 and retained responsibility for the Axel Johnson Retirement Plan and the Axel Johnson, Inc. Retirement Restoration Program. Larscom had discontinued active participation in both Axel Johnson, Inc. Retirement Plans as of March 31, 1998. Axel Johnson retains full responsibility for funding and administration of the Axel Johnson Retirement Plans. Prior to June 5, 2003, the Axel Johnson programs we participated in included medical, dental, life insurance and workers’ compensation. In general, we reimbursed Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson included costs for reported claims as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $664,000, $663,000 and $737,000 in 2003, 2002 and 2001, respectively. We believe the allocation by Axel Johnson of the proportionate cost was reasonable, but not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans during that time.

Administrative Services

      Axel Johnson provided certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources, most of which were discontinued as of the June 5, 2003 merger with VINA. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounting to $151,000, $465,000 and $465,000 in 2003, 2002 and 2001, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

Credit Agreement

      We and Axel Johnson had entered into a Credit Agreement, pursuant to which Axel Johnson agreed to provide a revolving credit/working capital facility to us in an aggregate amount of $15,000,000. The Credit Agreement was discontinued as of June 5, 2003, coincident with the merger with VINA. Under terms of the Credit Agreement we were required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. No borrowings were made under the Credit Agreement.

Recent Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. We have assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by us did not have a material impact on our financial statements.

      In December 2003, the FASB issued additional guidance in FASB Interpretation No. (“FIN”) 46-R clarifying the provisions of FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN 46-R provides a deferral of FIN 46 for certain entities until March 15, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We believe that the adoption of this standard will not have a material impact on our financial statements.

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

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We have no financial instruments within the scope of this pronouncement.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in our financial statements in Note 12.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard has not had a material impact upon our financial condition, cash flows or results of operations.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard has not had a material impact upon our financial condition, cash flows or results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of this standard has not had a material impact upon our financial condition, cash flows or results of operations.

Certain Factors Affecting Future Operating Results

      Our Independent accountant’s report includes a “going concern” explanatory paragraph, which may adversely affect our stock price and our ability to raise additional capital and may create a concern among customers and vendors as to whether we will be able to fulfill our contractual obligations.

      We have suffered recurring losses from operations and negative cash flow from operations, investing and financing. For the year ended December 31, 2003, we used approximately $6.7 million of cash to fund our operating, investing and financing activities. This factor, in combination with reduced levels of working capital, raise substantial doubt about our ability to continue as a going concern beyond this calendar year and a reasonable period thereafter. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues adequate to support our capital and operating requirements. PricewaterhouseCoopers LLP has included in its report on our consolidated financial statements for the fiscal year ended December 31, 2003, a going concern explanatory paragraph, which states that “the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.”

      We are exploring opportunities to raise additional capital through various financing vehicles, but sufficient funds may not be available to us on terms that we deem acceptable, if they are available at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. The inclusion of the going concern explanatory paragraph in PricewaterhouseCoopers LLP’s audit report may cause our stock price to fall and impair our ability to raise additional capital. In addition, the receipt of a going concern explanatory paragraph may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline. Employee concern about the future of the business and their continued prospects for employment as a result of the going concern explanatory paragraph may cause them to seek employment elsewhere, depriving us of the human capital we need to be successful.

      Our entire industry was in an extended downturn and recovery may be delayed. The downturn for the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market also experienced reduced demand. This decreased demand led to fluctuating order forecasts from some of our customers. While recent events have indicated that a general economic recovery is underway, the difficult financial position of many of our customers, resulting from the prolonged downturn, may delay the timing of order increases for our products, if at all. For 2003, order demand from many of our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

      We expect to continue to incur operating losses and may not be profitable in the future. We have experienced substantial net losses, including a net loss of $13,262,000 in 2003 and $4,895,000 in 2002 and had an accumulated deficit of $78,778,000 as of December 31, 2003. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

      Our prospects for growth depend on recently-introduced products and products under development. We expect revenues from sales of our established products to decline over time both as a result of decreased demand and pricing pressure. Therefore, our future operating results are highly dependent on market acceptance of our recently-introduced products and products that may be introduced in the future. These include, for example, the Orion 7400 and the Orion 5000, 5001 and 5003, all of which have only recently been introduced. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we introduced in recent years have failed to meet our sales expectations. The industry-wide downturn caused sales of new products, such as ours, to be well below expectations. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Our inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

      Rapid technological change could hurt our ability to compete. The telecommunications equipment industry is characterized by rapidly-changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely development and marketing of new products and enhancements on a cost-effective basis. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products such as the Orion 7400 or that any such products will be responsive to technological changes or will gain market acceptance. In the past, some of the products we have planned and introduced have not met our sales expectations.

      Our business could be materially and adversely affected by shifts in the use of technology common throughout the industry today. Three shifts affecting our products and industry are: the integration of CSU/ DSU technology into routers and switches, a move from T1/ E1 services to more Ethernet-based services and the increase in demand for more managed, customer-premise-based services. The failure to accommodate these shifts in technology could impact sales of our products and have a material adverse affect on our business and operating results.

      To develop new products and product enhancements, we will need to continue to invest in research and development, which could adversely affect our business and operating results. As our revenue growth is dependent upon the success and development of our recently introduced products and products under development and as we must continue to modify our products to incorporate new technologies and meet new standards, we will be required to continue to devote time and resources to our research and development efforts. While our research and development expenses were $4.2 million in 2002 and $4.8 million in 2003, we may not have sufficient resources allocated to the development of new and enhanced products to remain competitive.

      Our recent merger with VINA may not lead to the synergies expected. While we have largely completed the plan for the integration of VINA and Larscom from the June 5, 2003 merger of the two companies, there can be no assurance that the merged Company can retain or attract sufficient new customers or reduce expenses enough to achieve profitability in the near term or at all.

      We conducted seven rounds of restructuring/layoffs in the past thirty-one months. Since mid-2001, we have conducted seven rounds of layoffs for an aggregate reduction in workforce of 165 people. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue into 2004. Therefore, there can be no assurance that another material restructuring and/or workforce reduction will not be required. In addition, our workforce reductions may deprive us of the human capital we would need to take full advantage of the recent upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

      We depend upon a small number of customers some of whom have been experiencing financial difficulties. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. As a result of the downturn in the telecommunications industry, many of our customers have experienced financial difficulties and have reduced their expenditures on capital equipment. The continued financial difficulties or failure of any of our major customers would have a material adverse effect on our business and operating results. One of our largest customers, MCI, filed for bankruptcy in 2002 and has not yet emerged from court protection, which could lead to a substantial loss in their customer base or further reorganizations, all of which could influence their order levels to us. In 2003 revenue from sales to MCI decreased 19% from sales to MCI in 2002.

      Our operating results have fluctuated significantly in the past and may fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

      Results in any period could also be affected by changes in:

•	market demand,

•	competitive market conditions,

•	market acceptance of new or existing products,

•	sales channel development costs,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	our sales promotion activities,

•	our ability to expand or contract our sales and marketing organizations effectively,

•	our ability to attract and retain key technical and managerial employees,

•	conditions affecting the telecommunications industry and

•	general economic conditions.

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

      Since the sales cycles for our products are typically long and unpredictable, we have difficulty predicting future revenue and our operating results may fluctuate significantly. A customer’s decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Our sales cycles vary from a few months to over a year. As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any assurance of a sale. A long sales cycle also subjects us to other risks, including customer’s budgetary constraints, internal acceptance review and order reductions and cancellations. Even after deciding to purchase our products, our customers often deploy our products slowly.

      We depend heavily on component availability and key suppliers. On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from several single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products without incurring significant costs. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products there can be no assurance that we would be able to do so, in a timely manner without incurring substantial additional costs, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have an adverse impact on our business and operating results. We generally do not have any long-term contracts with our suppliers and, in fact, as a result of our merger with VINA, we have made a recent decision to place a majority of our business with a single contract manufacturer. It is possible that our new major contract supplier and other suppliers will not continue to be able and willing to meet our future requirements.

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

      We are controlled by Axel Johnson, Inc. and Sierra Ventures V LP. Axel Johnson, Inc. and Sierra Ventures V LP each control approximately 28% of the common Stock of Larscom. As a result, Axel Johnson, Inc. and Sierra Ventures V LP combined have sufficient combined voting power to control the direction and policies of Larscom, including mergers, the payment of dividends, consolidations, the sale of all or substantially all of the assets of Larscom and the election of the Board of Directors of Larscom, and to prevent or cause a change in control of Larscom. There can be no assurance that Axel Johnson, Inc. and Sierra Ventures V LP will not act in concert and affect our corporate actions in a manner that conflicts with the interest of our other stockholders.

      We have recently reorganized our sales force. Our sales force until January of 2004 was organized by type of account: major accounts, carrier accounts, US indirect channels (distributors and resellers) and enterprise customers and overseas accounts. As part of our VINA post-merger plans we have reorganized our sales people along geographic areas. Certain of our sales people have been assigned new customers and others will call on different types of customers. There is a risk that the new relationships with customers resulting from the reorganization might not be as productive as the prior organization in the near term or at all. Failure of the new organization to achieve sales productivity goals could have an adverse impact on our business and operating results.

      We rely on an indirect distribution channel for sales to many of our domestic and international customers. This channel consists primarily of a small group of master distributors, such as Tech Data, and a number of authorized resellers. There are a number of risks associated with an indirect distribution channel.

The risks include a reduction in our ability to forecast sales, reduced average selling prices, potential reductions in customer satisfaction, loss of contact with users of our products, a potential build-up of inventories at resellers and methods of advertising and promoting products that result in additional expenses. All of these risk factors could have an adverse impact on our business and operating results.

      In addition, most of our existing distributors also distribute products of our competitors. As a result, our distributors may not recommend or continue to use and offer our products, or our distributors may not devote sufficient resources to market and provide the necessary customer support for our products. Our distributors may terminate their agreements with us or significantly reduce or delay the amount of products that they order from us at any time. Any such termination, reduction or delay in orders could have an adverse impact on our business and operating results

      We must comply with regulations and evolving industry standards. The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as Asynchronous Transfer Mode, Frame Relay, Internet Protocol, Ethernet and Synchronous Optical Network/ Synchronous Digital Hierarchy evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have an adverse impact on our business and operating results.

      We may not be able to protect our intellectual property and proprietary information. We rely upon a combination of trade secrets, contractual restrictions, copyrights, trademark laws and patents to establish and protect proprietary rights in our products and technologies. We believe that the success of our business depends primarily on our proprietary technology, information, processes and expertise, rather than patents. Much of our proprietary information and technology is not patented and may not be patentable. We have been issued only two U.S. patents to date and have four patents pending. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We have entered into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business and operating results could be adversely impacted.

      We have not conducted a formal patent search relating to the technology used in our products. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the U.S. are not publicly disclosed immediately, applications that we do not know about may have been filed by competitors of ours, which could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results.

      Our products may suffer from defects or errors that may subject us to product warranty and product liability claims, which could adversely affect our business and results of operations. Complex products such as ours might contain undetected errors or failures when first introduced or as new versions are released. If such errors or failures occur, we may be subject to delays in or losses of market acceptance and sales, product returns, diversion of development resources resulting in new product development delay, injury to our reputation or increased service and warranty costs. Although we believe that our reserves for estimated future warranty costs are adequate, our estimates, particularly those related to products that have been recently introduced, might not be correct. Warranty claims in excess of those expected could have an adverse impact on our business and operating results. Our agreements with our distributors and customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our agreements may not be effective or adequate under the laws of certain jurisdictions. In addition, our errors and omissions insurance may be inadequate to cover any potential product liability claim. Although we have not experienced any product liability claims to date, it is possible that we will be subject to such claims in the future. Such claims could have an adverse impact on our business and results or operations.

      Our key personnel are critical to our business, and any failure to retain these employees could adversely affect our ability to manage our operations. Our success depends upon the continued contributions of our key management, sales and engineering personnel, many of whom would be difficult to replace. We believe that our future success will depend in large part upon our ability to attract and retain qualified management, sales and technical personnel. Our failure to attract or retain any such key employees could have a material adverse effect on our business and operating results.

      As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition. As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. Our operation of any acquired business would involve numerous risks including:

•	problems integrating any acquired operations with our own,

•	unanticipated costs,

•	diversion of management’s attention from our core business,

•	adverse effects on existing business relationships with customers,

•	risks associated with entering markets in which we have no or limited experience,

•	the potential loss of key employees, particularly those of the purchased organization and

•	a decrease in our cash position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      Due to our investments in commercial paper, an immediate, hypothetical 10% decrease in interest rates would not have a material effect on our current year financial condition or results of operations. Because the instruments are so short in duration, their principal value would not be materially affected. If a 10% reduction in interest rates on our investments occurred on January 1, 2004 and remained in effect throughout 2004, the effect would be immaterial. We do not hold any long-term fixed instruments.

      Foreign Currency Exchange Rate Risk. Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10% change in exchange rate for any foreign currency would not be material to us.

Item 8.	Financial Statements and Supplementary Data

LARSCOM INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Financial Statement Schedules:

      All schedules, with the exception of Schedule II Valuation and Qualifying Accounts (see Part IV Item 14), are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the board of directors and stockholders of Larscom Incorporated

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Larscom Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Larscom Incorporated management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 12, 2004

LARSCOM INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,952	$15,643
Restricted cash	333	—
Short-term investments	—	2,014
Accounts receivable, net	3,633	3,079
Inventories	5,503	3,816
Income taxes receivable	44	60
Prepaid expenses and other current assets	1,160	1,322

Total current assets	19,625	25,934
Property and equipment, net	1,294	1,918
Intangible assets, net	2,275	—
Other non-current assets, net	506	208

Total assets	$23,700	$28,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,370	$1,898
Accrued expenses and other current liabilities	5,411	4,510
Deferred Revenue	1,283	2,102
Due to Axel Johnson	190	25

Total current liabilities	11,254	8,535
Other non-current liabilities	1,640	1,618

Total liabilities	12,894	10,153

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000 shares authorized; 5,099 shares and 1,266 shares issued and outstanding for 2003 and 2002, respectively	51	13
Class B Common Stock, $0.01 par value; 11,900 shares authorized; -0- shares and 1,429 shares issued and outstanding for 2003 and 2002, respectively	—	14
Additional paid-in capital	89,558	83,393
Deferred compensation	(21)	—
Accumulated other comprehensive loss	(4)	(1)
Unrealized investment gain	—	4
Accumulated deficit	(78,778)	(65,516)

Total stockholders’ equity	10,806	17,907

Total liabilities and stockholders’ equity	$23,700	$28,060

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Product revenues	$16,904	$17,977	$36,150
Service revenues	5,022	5,510	5,721

Total revenues	21,926	23,487	41,871

Product cost of revenues	11,995	9,276	23,419
Service cost of revenues	912	1,071	1,432

Total cost of revenues	12,907	10,347	24,851

Gross profit	9,019	13,140	17,020

Operating expenses:
Research and development	4,845	4,199	6,779
Selling, general and administrative	14,418	16,051	20,680
Amortization of acquisition intangibles	385	—	—
Restructuring	2,458	254	5,772
Impairment of assets	364	—	—
In-process research & development	155	—	—

Total operating expenses	22,625	20,504	33,231

Loss from operations	(13,606)	(7,364)	(16,211)
other income, net	381	356	1,198

Loss before income taxes	(13,225)	(7,008)	(15,013)
Income tax provision (benefit)	37	(2,113)	15,866

Net loss	$(13,262)	$(4,895)	$(30,879)

Basic and diluted net loss per share	$(3.26)	$(1.82)	$(11.49)
Basic and diluted weighted average shares	4,073	2,693	2,687

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Class A		Class B				Other		Total
	Common Stock		Common Stock		Additional		Comprehensive		Stock-	Comprehensive
					Paid-In	Deferred	Income	Accumulated	holders’	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity	(Loss)

	(In thousands)
Balance at December 31, 2000	1,245	13	1,429	14	82,760	—	(1)	(29,742)	53,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	—		(30,879)	(30,879)	$(30,879)

Comprehensive loss										$(30,879)

Issuance under stock plans	17	—	—	—	612	—		—	612

Balance at December 31, 2001	1,262	$13	1,429	$14	$83,372	$—	$(1)	$(60,621)	$22,777
Comprehensive income (loss):
Net loss	—	—	—	—	—	—		(4,895)	(4,895)	$(4,895)
Unrealized investment gain adjustment						—	4		4

Comprehensive loss										$(4,895)

Issuance under stock plans	4	—	—	—	21	—		—	21

Balance at December 31, 2002	1,266	$13	1,429	$14	$83,393	$—	$3	$(65,516)	$17,907
Comprehensive income (loss):
Net loss	—	—	—	—	—	—		(13,262)	(13,262)	$(13,262)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)	$(3)
Unrealized investment gain adjustment	—	—	—	—	—	—	(4)	—	(4)	(4)

Comprehensive loss										$(13,269)

Shares issues in connection with VINA merger	2,394	24			6,188	(87)	—		6,125
Amortization of deferred compensation	—					12	—		12
Reclassification of Class B shares	1,429	14	(1,429)	(14)
Departure of employees with unvested stock options					(54)	54	—		—
Issuance under stock plans	10	—	—	—	31	—		—	31

Balance at December 31, 2003	5,099	$51	(0)	$0	$89,558	$(21)	$(4)	$(78,778)	$10,806

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(13,262)	$(4,895)	$(30,879)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & amortization	2,148	1,530	2,067
Impairment of fixed assets	789	—	—
Impairment of intangibles	1,448	—	—
Write-down of inventory	1,248	827	1,486
Non-cash restructuring and cost of revenue charges	—	—	2,279
Deferred income taxes	—	—	15,790
Allowance for doubtful accounts	(232)	72	227
Other noncash items	—	(70)	(147)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	967	1,076	2,590
Inventories	(217)	(1,068)	1,755
Income taxes receivable	16	—	133
Prepaid expenses and other assets	1,292	443	574
Accounts payable	868	(216)	(2,368)
Accrued expenses and other current liabilities	(1,923)	(1,702)	(909)
Deferred Revenue	(1,139)	1,194	(330)
Liabilities long-term	(43)	(443)	1,885

Net cash used in operating activities	(8,040)	(3,252)	(5,847)

Cash flows from investing activities:
Purchases of short-term investments	—	(9,248)	(19,112)
Sales and maturities of short-term investments	2,014	18,449	28,135
Acquisition of business, net of cash and cash equivalents acquired	(507)	—	—
Purchase of property and equipment	(346)	(220)	(1,238)
Purchase of software licenses	—	(500)	—

Net cash provided by investing activities	1,161	8,481	7,785

Cash flows from financing activities:
Net proceeds from sales of Common Stock	31	22	612
Payments from (to) Axel Johnson	165	599	(502)

Net cash provided by financing activities	196	621	110

Effect of unrealized investment gain and foreign exchange rates on cash	(8)	4	—

(Decrease) Increase in cash and cash equivalents	(6,691)	5,854	2,048
Cash and cash equivalents at beginning of year	15,643	9,789	7,741

Cash and cash equivalents at end of year	$8,952	$15,643	$9,789

Supplemental disclosure of cash flow information:
Interest paid	$3	$3	$3

Income taxes paid	$38	$40	$71

Interest received	$160	$408	$1,243

Income tax refunds received	$55	$1,894	$759

Deferred compensation from VINA acquisition	$87

Common Stock, options and warrants issued in VINA acquisition	$6,212

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies:

      Larscom Incorporated (“Larscom” or the “Company”) develops, manufactures and markets a broad range of high-speed, internetworking products for SPs, ISPs and corporate users. We operate in one industry segment.

      The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of December 31, 2003 contains an explanatory paragraph, which refers to our recurring operating losses and net capital deficiency and notes that these matters raise substantial doubt about our ability to continue as a going concern.

      We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. We will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the going concern explanatory paragraph in our auditor’s report, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

Principles of Consolidation

      The consolidated financial statements include the accounts of Larscom Incorporated and our wholly-owned subsidiary. All material intercompany transactions and account balances have been eliminated in consolidation.

Concentrations of Credit Risk and Customer Concentration

      Financial instruments, which subject us to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. Our accounts receivable are largely trade receivables from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses, and to date have not experienced any material losses. However, during 2002, as a result of MCI filing for bankruptcy, we established reserves of $616,000 for accounts receivable owed to us by MCI prior to their bankruptcy filing. While we have filed our claim with the bankruptcy court for the total amount reserved, we expect to receive substantially less than the full amount owed to us. Net receivables from the two largest customers represented 36% and 38% of net accounts receivable at December 31, 2003 and 2002, respectively.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the percentage of total revenues for customers accounting for more than 10% of our revenues:

	Years Ended
	December 31,

	2003	2002	2001

MCI	17%	20%	38%
Lucent	16%	*	*
LTI Datacom	11%	7%	3%
AT&T	7%	14%	9%

*	Less than 1%

Cash and Cash Equivalents, Restricted Cash

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

      We participated in Axel Johnson’s centralized cash management system until June 5, 2003, when we established a separate system managed solely by us.

Management Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

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

Prepaid Royalties

      The net book value of prepaid royalties (which are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet) was $75,000 and $100,000 at December 31, 2003 and 2002, respectively. Prepaid royalties are amortized over the shorter of the anticipated useful life of the technology or the contractual royalty period.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which is three years for Computers and Software and five

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years for Machinery and Equipment and Furniture and Fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the results of the current operations. Costs of repairs and maintenance are expensed as incurred. The Company periodically evaluates the recoverability of its long-lived assets based on the expected, undiscounted cash flows and the market valuation approach.

Restructuring Costs

      Following our adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we establish a liability for the estimated fair value of an exit or disposal activity in the period in which the liability is incurred. At that time, and thereafter until the plan activities are complete, the actual costs or timing of payments associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability.

      Accrued restructuring costs at December 31, 2003 for the 2003 restructurings, reflect our estimate of the fair value of future rental obligations and other costs associated with the Milpitas office space that we do not plan to use in our operations as a result of the restructuring plans, along with estimated remaining payments related to employee termination costs. The determination of fair value is based on the remaining lease payments, which end in August of 2004. We do not expect any sublease rental income given the current market conditions for leased property in Northern California and the relatively short period remaining on the lease. Remaining liabilities for restructuring costs related to the June 2001 restructuring continues to be accounted for in accordance with the provisions of EITF No. 94-3.

Intangible Assets

      At each balance sheet date, or upon the occurrence of a triggering event, an evaluation is performed by management to ascertain whether the intangible assets were impaired by comparing the carrying value with the estimated future cash flows. We record impairment of the carrying value, if any, based on the difference between the carrying value and the fair market value of the intangible assets, less the cost to dispose of assets to be disposed. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the third quarter of 2003, we determined that the MBX technology and related assets acquired as part of the merger with VINA in June 2003 had incurred a triggering event due to changes in the market for the MBX technology and had therefore become impaired. The impairment was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded a loss of $1,956,000 to write-off the MBX technology and other related assets.

Warranty

      We provide a three-year or five-year warranty for most of our products. A provision for the estimated cost of warranty, which is based on our historical costs and includes material, labor and overhead, is recorded at the time revenue is recognized. While we believe that our reserves for estimated future warranty costs are adequate, there are inherent risks associated with these estimates, particularly for those estimates related to products that have been recently introduced.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Deferred Revenue

      Revenue from product sales is generally recognized upon delivery to our customers when there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured. However, some of our distributors, who maintain significant inventories of our products, have a right to return products that remain unsold. In the case where the distributor has a right to return products, we do not recognize revenue until the distributor notifies us that the products have been shipped to the end user. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured. If we believe that collection is not probable at the time of shipment, we defer the revenue until the cash is collected.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is provided against deferred tax assets if it is more likely than not that they will not be realized. On June 5, 2003, as a result of the merger with VINA, Axel Johnson’s ownership interest in the company dropped below 50%. As a result, we will no longer file as part of the combined group, for the purposes of filing a California franchise tax return after that date.

Loss Per Share

      Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the Treasury Stock Method). Potential common shares are excluded from the computation if their effect is antidilutive.

      The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,

	2003	2002(1)	2001(1)

	(In thousands, except per share data)
Net loss	$(13,262)	$(4,895)	$(30,879)
Weighted average Common Stock outstanding	4,073	2,693	2,687
Basic and diluted loss per share	$(3.26)	$(1.82)	$(11.49)

(1)	includes Class A and Class B common stock

      Outstanding stock options are not included in diluted loss per share because their effect would have been antidilutive for all periods presented. These stock options could be dilutive in the future. See Note 9 for details of options issued.

Stock-Based Compensation

      As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, we are continuing to measure compensation costs for stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method, as required by SFAS 123 as amended by FASB 148, “Accounting for

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”,are presented here.

      For purposes of pro forma disclosures, the estimated fair value of the options under the Stock Incentive Plan is amortized to expense over the vesting period of the respective options. Our pro forma information for the years ended December 31 is as follows (in thousands, except per share information):

	2003	2002	2001

Net loss — as reported	$(13,262)	$(4,895)	$(30,879)
Less: employee compensation expense as reported	12	$—	$—
Plus: employee compensation expense on a pro forma basis	$(453)	$(656)	$(879)
Net loss — pro forma	$(13,703)	$(5,551)	$(31,758)
Basic and diluted net loss per share — as reported	$(3.26)	$(1.82)	$(11.49)
Basic and diluted net loss per share — pro forma	$(3.36)	$(2.06)	$(11.82)

Fair Value of Financial Instruments

      For all financial instruments, including short-term investments, accounts receivable, accounts payable and accrued liabilities the carrying value is considered to approximate fair value due to the relatively short- term maturities of the respective instruments.

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

Common Stock

      On June 3, 2003 Larscom’s shareholders approved a proposal to amend Larscom’s certificate of incorporation to effect a reverse split of Larscom’s Common Stock in a ratio to be determined by the Board of Directors. The Board subsequently voted on June 5, 2003 to effect a reverse split with a 7-for-1 ratio with effect from June 6, 2003. All share and per share data has been retroactively restated for the 7-for-1 reverse stock split. On June 3, 2003, our stockholders also approved a proposal to reclassify our Class A and Class B Common Stock into a single class of Common Stock. The old Class A shares had rights of one vote per share. The old Class B Common Stock had rights of four votes per share and was owned by one stockholder, Axel Johnson.

Recent Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission released SAB 104, “Revenue Recognition”. SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. The Company has assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by the Company did not have a material impact on its financial statements.

      In December 2003, the FASB issued additional guidance (“FIN 46-R”) clarifying the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46-R provides a deferral of FIN 46 for certain entities until March 15, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its activities without additional subordinated financial support from other parties. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

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

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We have no financial instruments within the scope of this pronouncement.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in our financial statements in Note 12.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard has not had a material impact upon our financial condition, cash flows or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard has not had a material impact upon our financial condition, cash flows or results of operations.

      In May 2002, the FASB issued SFAS 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections”. Among other things, SFAS 145 rescinds various pronouncements

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of this standard has not had a material impact upon our financial condition, cash flows or results of operations.

Note 2 —	Liquidity and Capital Resources

      At December 31, 2003, we had cash, restricted cash and cash equivalents of $9,285,000. Restricted cash was $333,000 of that total. Cash, cash equivalents and short-term investments declined by approximately 47% from $17,657,000 on December 31, 2002. The $8,372,000 decrease in cash, restricted cash, cash equivalents and short-term investments in 2003 is primarily attributable to the net loss, and the cash outlays required in the merger with VINA in June, 2003.

      The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of December 31, 2003 contains an explanatory paragraph, which refers to our recurring operating losses and net capital deficiency and notes that these matters raise substantial doubt about our ability to continue as a going concern.

      We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. We will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the going concern explanatory paragraph in our auditor’s report, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

Note 3 — Acquisitions

      On June 5, 2003, we completed the acquisition of VINA Technologies, Inc. The consideration consisted of approximately 2,393,894 shares of Larscom common stock, 454,752 warrants and options to purchase common stock and the assumption of the liabilities and obligations of VINA.

      VINA was a developer of multi-service broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. VINA’s products integrate various broadband access technologies, including existing circuit-based and emerging packet-based networks, onto a single platform to alleviate capacity constraints in communications networks.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase price we recorded was $7,041,000 consisting of (a) a total of approximately 2,393,894 shares of Larscom common stock issued upon consummation and valued at approximately $5,329,000, using a fair value per share of $2.23, (b) approximately $883,000 of consideration for options and warrants to purchase approximately 454,752 equivalent shares of Larscom common stock assumed as part of the merger, and (c) direct transaction costs of approximately $829,000. The fair value of Larscom’s common stock issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of 4.92 years, risk-free interest rate of 2.20%, expected volatility of 90% and no expected dividend yield. The following assumptions were used to perform the calculations for the warrants assumed: remaining contractual life of 1.63 years, risk-free interest rate of 1.30% and expected volatility of 90%. This acquisition was accounted for as a purchase. The purchase price of the VINA merger is as follows (in thousands):

Value of Larscom Stock issued	$5,329
Value of options and warrants issued	883
Direct transaction costs	829

Total purchase price	$7,041

      Under the purchase method of accounting, the total purchase price is allocated to VINA’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger. Based upon management’s estimate of fair value, which was based upon an independent valuation, the purchase price allocation, which is subject to change based on Larscom’s final analysis, is as follows (in thousands):

Tangible assets acquired	$6,750
Amortizable intangible assets:
Developed technology	2,590
Trade names/trademarks	152
Customer contracts/relationships	1,523
Order backlog	78

Total assets acquired	11,093
In-process research and development	155
Liabilities assumed	(3,718)
Deferred compensation	87
Insurance premium liability assumed	(576)

Net assets acquired	$7,041

      Of the purchase price of VINA, $155,000 represented acquired in-process research and development (“IPRD”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The estimate of IPRD costs involved one project, which was 87% complete and a discount rate of 30% was used to value the project. Subsequent to the acquisition of VINA, there have been no significant developments related to the current status of the acquired IPRD project that would result in material changes to the assumptions.

      A value of $4,343,000 has been allocated to amortizable intangible assets with useful lives ranging from 6 months to 6 years as follows: Developed technology — 5 to 6 years; Trade name/ trademarks — 3 years; Customer contracts/ relationships — 3 to 5 years; and Order backlog — 6 months.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Supplemental pro forma information reflecting the acquisition of VINA as if it occurred on January 1, 2003 for the year ended December 31, 2003 and as if it had occurred on January 1, 2002 for the year ended December 31, 2002 is as follows (in thousands, except per share data):

	(Unaudited)
	December 31,

	2003	2002

Total net revenues	$25,243	$48,630
Net loss	$(20,755)	$(29,661)
Net loss per share	$(5.10)	$(11.01)

      Such information is not necessarily representative of the actual results that would have occurred for those periods.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Balance Sheet Components

	December 31,

	2003	2002

	(In thousands)
Accounts receivable:
Gross accounts receivable	$4,702	$4,390
Less: Allowance for doubtful accounts	(1,069)	(1,311)

	$3,633	$3,079

Inventories, net:
Raw materials	$1,688	$916
Work in process	497	521
Finished goods	3,318	2,379

	$5,503	$3,816

Property and equipment:
Machinery and equipment	$8,668	$8,965
Computers and software	7,787	8,040
Leasehold improvements	328	2,194
Furniture and fixtures	1,554	1,305

	18,337	20,504
Less: Accumulated depreciation	(17,043)	(18,586)

	$1,294	$1,918

The depreciation charge for the years ending December 31, 2003, 2002 and 2001 was $1,263,000, $1,405,000 and $1,843,000 respectively
Other non-current assets, net:
Rent Deposit	$41	$—
Product licenses	41	208
Prepaid insurance	424	—

	$506	$208

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$1,133	$1,305
Accrued warranty	932	732
Restructuring	1,479	419
Other current liabilities	1,867	2,054

	$5,411	$4,510

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following (in thousands):

	December 31, 2003

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Developed technology	$1,041	$103	$938
Tradenames/trademarks	147	30	117
Customer contracts/relationships	1,457	237	1,220
Goodwill	854	854	—
Other intangible assets	2,192	2,192	—
Order backlog	78	78	—

	$5,769	$3,494	$2,275

	December 31, 2002

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Goodwill	$854	$854	$—
Other intangible assets	2,192	2,192	—

	$3,046	$3,046	$—

      The aggregate amortization expense for the year ended December 31, 2003 and December 31, 2002 was $718,000 and $125,000, respectively. Amortization of the costs associated with developed technology are being charged to cost of revenues, while amortization of the costs associated with tradenames/trademarks, customer contracts/relationships and order backlog are being charged to operating expenses. The amortization expense related to cost of revenues and operating expense totaled $166,000 and $385,000 respectively for 2003.

      Minimum future amortization expense at December 31, 2003 is as follows (in thousands):

2004	$617
2005	617
2006	440
2007	312
2008 & Thereafter	289

$2,275

      During the third quarter of 2003, the company determined that the MBX technology and related assets acquired as part of the merger with VINA in June 2003 had become impaired. The impairment was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded a loss of $1,956,000 to write-off the MBX technology and other related assets. The components of the impairment were as follows (in thousands):

Impaired intangible assets	$1,448
Impaired fixed assets	364
Impaired prepaid expenses	15
Impaired inventories	129

Total MBX impairment charges	$1,956

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The impairment charges were classified in the financial statements for 2003 as follows (in thousands):

Included in cost of revenues	$1,592
Included in operating expenses	364

Total MBX impairment charges	$1,956

Note 5 — Restructuring and Cost of Revenues Charges:

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

      After the VINA merger, on June 5, 2003, a restructuring was effected which resulted in restructuring costs of $2,458,000 during the year, consisting of $1,535,000 in facility consolidation costs associated principally with moving our headquarters from Milpitas, CA, to Newark, CA, partially offset by $249,000 of rent collected from Silicon Wireless Corporation as discussed below; $425,000 in impairment charges related to fixed assets and leasehold improvements at the Milpitas location and $747,000 from reductions in force.

      In connection with the closing of our facility in Durham, North Carolina, we remain responsible for the existing lease. The reserve for this lease is reduced as we make monthly payments. We entered into a sublease agreement with Silicon Wireless Corporation, a start-up company, that had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. Due to the uncertainty of the receipt of income under the sublease, we reduce restructuring expenses as the sublease income is received. During 2003, our restructuring expenses were reduced by $249,000 as a result of rent collected from Silicon Wireless Corporation. We expect the remaining real estate lease obligation, which comprises the remainder of the June, 2001 reserve balance, will be paid-out by January 2007. We do not expect there to be any additional costs related to the North Carolina restructuring.

      We have abandoned our lease at the former Larscom headquarters in Milpitas, CA as of September, 2003 and remain responsible for the balance of the lease which expires in August of 2004. While this property is available for lease, we do not expect to be able to find a tenant given the current market conditions for leased property in Northern California and the relatively short period remaining on the lease. We expect that the remaining reserve balance for the 2003 restructurings, which consist principally of the remaining lease payments on our former Milpitas facility, will be paid out by the end of 2004.

      During 2003 we incurred non-cash charges of $415,000 and cash outlays of $1,607,000 related to our restructurings.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides details on the activity and remaining balances of the 2001, 2002 and 2003 restructuring charges as of December 31, 2003:

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
June 2001 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$2,293	$(1,782)	$(511)	$—
Real estate lease	2,080	(991)	407	1,496
Fixed asset write-down	388	—	(388)	—

Total	$4,761	$(2,773)	$(492)	$1,496

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
October 2001 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$966	$(892)	$(74)	$—
Real estate lease	45	(45)	—	—
Fixed asset write-down	—	—	—	—

Total	$1,011	$(937)	$(74)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
May 2002 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$394	$(358)	$(36)	$—
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$394	$(358)	$(36)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
October 2002 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$176	$(163)	$(13)	$—
Real estate lease	—	—	—	—
Fixed asset write-down	—	—	—	—

Total	$176	$(163)	$(13)	$—

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
June 2003 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$212	$(239)	$27	$—

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
July/September 2003 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$427	$(412)	$(4)	$11
Real estate lease	1,535	(503)	—	1,032
Fixed asset write-down	425	—	(425)	—

Total	$2,387	$(915)	$(429)	$1,043

			Cumulative
		Cumulative	Non-Cash	Reserve
	Total	Cash	Charges &	December 31,
December 2003 Restructuring	Charges	Charges	Adjustments	2003

	(In thousands)
Employee termination costs	$127	$(105)	$—	$22

      The following table provides details on the staff reductions for our restructuring and reduction in force programs in 2003 and 2002:

			Selling,
		Research &	General &
	Manufacturing	Development	Administration	Total

May of 2002	4	4	8	16
October of 2002	—	6	8	14
June of 2003	4	5	10	19
July/ September of 2003	1	2	17	20
December of 2003	—	7	1	8

Total	9	24	44	77

Note 6 — Related Party Transactions:

Transactions with Axel Johnson and Sierra Ventures V LP

      On June 3, 2003, our stockholders approved a proposal to reclassify our Class A and Class B Common Stock into a single class of common stock. The old Class B Common Stock had rights of four votes per share and was owned by one stockholder, Axel Johnson, Inc. These additional voting rights gave Axel Johnson control of 82% of the voting interest prior to the merger with VINA. After issuance of 2,393,894 shares in connection with the VINA merger and the reclassification of the Class B Common Stock into Common Stock with one vote per share, Axel Johnson’s control of the voting interest was reduced to 28%. As of December 31, 2002, Axel Johnson had owned 53% of the Class A and B Common Stock of Larscom and controlled 82% of the voting interest.

      Sierra Ventures V LP (“Sierra”) became owner of approximately 28% of our Common Stock as a result of the June 5, 2003 merger with VINA and remained owner of that same amount as of December 31, 2003.

      Our Board includes two members from Axel Johnson and one member from Sierra. Axel Johnson Board members were not eligible for compensation prior to the merger. Effective with the June 5, 2003 merger with VINA, existing Board members from Axel Johnson and Sierra, as well as existing independent Board members are given annual compensation of 1,500 Common Stock option grants and either $16,000 in cash payments or 3,500 Common Stock option grants, at the election of the Board member, for 12 months of service. New Board members are given an initial grant of 4,500 Common Stock options.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Due to)/ Due from Axel Johnson

      Amounts (due to) or due from Axel Johnson consist of cash remittances made by us to Axel Johnson from our operating bank accounts offset by cash advances to us from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. As of June 5, 2003, we began operation of our own cash network. Amounts owed to Axel Johnson at year-end 2003 relate to remaining payments due to Axel Johnson primarily for employee 401(k) programs and some residual medical plan payments. Neither Axel Johnson nor Larscom Incorporated has charged interest on the balances due. The average month-end balances due from or (due to) Axel Johnson were as follows: ($571,000) for 2003; $31,000 for 2002 and ($182,000) for 2001. The following is an analysis of the balance (due to) or due from Axel Johnson:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of year	$(25)	$574	$71
Cash remittances to Axel Johnson, net of cash advances	1,521	2,707	4,598
Charges(from)/to Axel Johnson for:
Pension and thrift plan	(810)	(1,299)	(2,012)
Health insurance and workers’ compensation	(664)	(663)	(737)
Administrative services	(151)	(465)	(465)
Property, liability and general insurance	(6)	(889)	(716)
Line of credit fees	(31)	(76)	(75)
Other (charges)/credits	(24)	86	(90)

Balance at end of year	$(190)	$(25)	$574

     Employee Health and Welfare Programs

      We participated in various employee benefits programs sponsored by Axel Johnson until June 5, 2003, when we established our own programs for most benefits. Axel Johnson continued to administer a portion of our 401K program until January 6, 2004 and retained responsibility for the Axel Johnson Retirement Plan and the Axel Johnson, Inc. Retirement Restoration Program. Larscom had discontinued active participation in both Axel Johnson, Inc. Retirement Plans as of March 31, 1998. Axel Johnson retains full responsibility for funding and administration of the Axel Johnson Retirement Plans. Prior to June 5, 2003, the Axel Johnson programs we participated in included medical, dental, life insurance and workers’ compensation. In general, we reimbursed Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson included costs for reported claims as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $664,000, $663,000 and $737,000 in 2003, 2002 and 2001, respectively. We believe the allocation by Axel Johnson of the proportionate cost was reasonable, but not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans during that time.

     Administrative Services

      Axel Johnson provided certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources, most of which were discontinued as of the June 5, 2003 merger with VINA. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocated costs of these services amounting to $151,000, $465,000 and $465,000 in 2003, 2002 and 2001, respectively, have been included in selling, general and administrative expenses in the consolidated statements of operations.

     Pension Plan

      Effective March 31, 1998, our employees ceased to accrue benefits under the Axel Johnson sponsored defined benefit pension plan, the Axel Johnson Inc. Retirement Plan. Accrued liabilities prior to March 31, 1998 will remain in the Axel Johnson pension plan until benefits are paid to employees upon termination or retirement in a manner prescribed by the plan. After March 1998, our employees also ceased to accrue benefits under Axel Johnson’s unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined pension plan are reduced due to limitations under federal tax laws. Effective June 5, 2003, in connection with the merger with VINA, Axel Johnson assumed complete responsibility for any further costs or liability for these plans, therefore, we have made no provision for these plans as of December 31, 2003 and the following information pertains to activity in the prior two years.

      The following sets forth our benefit obligation and the net periodic pension costs for both plans as required by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”:

2002

(In thousands)
Reconciliation of projected benefit obligation
Projected benefit obligation at January 1,	$5,559
Service cost	16
Interest cost	402
Actuarial loss	677
Benefits paid	(204)

Projected benefit obligation at December 31,	$6,450

Weighted-average assumptions as of December 31,
Discount rate	6.75%
Expected return on plan assets	8.50%
Rate of compensation increase	4.25%
Components of net periodic (benefit) cost
Service cost	$16
Interest cost	402
Expected return on assets	(443)
Net amortization	7

Net periodic benefit	$(18)

      Certain elements of pension cost, including expected return on assets and net amortization, were allocated based on the relationship of the projected benefit obligation (“PBO”) for Larscom Incorporated to the total PBO of the defined benefit pension plan. Based on this same relationship, our portion of the unfunded PBO for the Axel Johnson Inc. Retirement Plan was $1,988,000 and $748,000 as of December 31, 2002 and 2001, respectively. The PBO for our employees with accrued benefits in the unfunded Retirement Restoration Plan was $469,000 and $329,000 as of December 31, 2002 and 2001, respectively.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Capital Stock:

      Prior to the June 5, 2003 merger with VINA, there were two classes of Common Stock, Class A and Class B. The rights, preferences and privileges of each class of Common Stock were identical except for voting rights. Each share of the Class A Common Stock entitled its holder to one vote and each share of Class B Common Stock entitled its holder to four votes for each share of Class A Common Stock into which Class B Common Stock is convertible. The Class B Common Stock was convertible into Class A Common Stock on a share-for-share basis, subject to adjustment for dividends, stock splits, subdivisions or combinations. Axel Johnson owned all of the then issued and outstanding Class B Common Stock. Effective with the June 5, 2003 merger with VINA, both Class A and Class B Common Stock was converted into a single class of Common Stock entitling the holder to one vote per share.

      On June 3, 2003 Larscom’s shareholders approved a proposal to amend Larscom’s certificate of incorporation to effect a reverse split of Larscom’s Common Stock in a ratio to be determined by the Board of Directors. The Board subsequently voted on June 5, 2003 to effect a reverse split with a 7-for-1 ratio with effect from June 6, 2003. All share and per share data has been retroactively restated for the reverse stock split.

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

Note 8 — Income Taxes:

      The income tax (benefit) provision consists of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$(2,156)	$(224)
State	37	14	58
Foreign	—	29	51

	37	(2,113)	(115)

Deferred:
Federal	—	—	12,972
State	—	—	3,009

	—	—	15,981

Income tax (benefit) provision	$37	$(2,113)	$15,866

      On June 5, 2003, as a result of the merger with VINA, Axel Johnson’s ownership interest in the company dropped below 50%. As a result, the company will no longer file as part of a combined group, for the purposes of filing a California franchise tax return after that date.

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the U.S. federal income tax rate to our effective income tax rate:

	Years Ended
	December 31,

	2003	2002	2001

Provision at statutory rate	(34)%	(35)%	(35)%
Research and development credit	—	(15)	—
State income taxes, net of federal tax benefits	(3)	(9)	—
Valuation allowance deferred tax assets	37	26	142
Other	—	3	(1)

Effective income tax rate	—	(30)%	106%

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

      Deferred income taxes reflect the temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Inventory	$3,091	$2,696
Accrued expenses	2,076	1,779
Reserves	1,983	1,201
Intangible assets	4,732	5,428
Depreciation and amortization	2,502	3,438
NOL and tax credit carry-forwards	17,607	8,640
Valuation allowance	(31,991)	(23,182)

Net deferred tax asset	$—	$—

      At December 31, 2003, we had total deferred tax assets of $31,991,000, as compared to $23,182,000 at December 31, 2002. These assets include temporary differences related to intangible assets associated with the acquisition of VINA Technologies, Inc. in June, 2003 and the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. In the second quarter ended June 30, 2001, we concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. Our assessment was based principally on the historical losses experienced by the Company in the U.S. and uncertainty of future taxable income, unfavorable macro-economic conditions and capital expenditure reductions announced by several SPs.

      SFAS 109 requires the establishment of a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized. The deferred tax assets will be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that a portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly. During 2003 we increased the valuation allowance by the increase in the deferred tax assets. The deferred tax assets increased during

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 by $8,809,000. The increase was principally due to the net operating losses generated from operations, as well as unused tax credits and net operating loss carryforwards acquired from the VINA merger (as limited by section 382 of the Internal Revenue Code of 1986, as amended).

      As of December 31, 2003, the Company’s federal and state net operating loss carry-forwards for income tax purposes were approximately $35,853,000 and $31,033,000 respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2016 and 2006 respectively. The Company’s federal research tax credit carry-forwards for income tax purposes are approximately $3,803,000. If not utilized, the federal tax credit carry-forwards will begin to expire in 2016. The Company has a full valuation allowance for all our deferred tax assets because of uncertainty regarding their realization.

Note 9 — Employee Benefit Plans:

      We participated in various employee benefits programs sponsored by Axel Johnson until June 5, 2003, when we established our own programs for most benefits. Axel Johnson continued to administer a portion of our 401K program until January 6, 2004 and retained responsibility for the Axel Johnson Retirement Plan and the Axel Johnson, Inc. Retirement Restoration Program. Larscom had discontinued active participation in both Axel Johnson, Inc. Retirement Plans as of March 31, 1998. Axel Johnson retains full responsibility for funding and administration of the Axel Johnson Retirement Plans. Prior to June 5, 2003, the Axel Johnson programs we participated in included medical, dental, life insurance and workers’ compensation. In general, we reimbursed Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson included costs for reported claims as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $664,000, $663,000 and $737,000 in 2003, 2002 and 2001, respectively. We believe the allocation by Axel Johnson of the proportionate cost was reasonable, but not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans during that time.

     Stock Option Plan for Non-Employee Directors

      On October 11, 1996 we adopted and the Board of Directors and Stockholders approved a Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) and reserved a total of 29,285 shares of Common Stock for issuance thereunder. The Board of Directors and stockholders approved an additional 14,285-share allotment for the Directors’ Plan in 2000. The Directors’ Plan provided for the grant of stock options, pursuant to an automatic grant mechanism, to members of the Board of Directors who were not employees of Larscom or of Axel Johnson with regard to their service as directors. Each non-employee director received an initial grant, upon first becoming a director, to purchase a total of 2,571 shares of Common Stock, and each year thereafter, received an option to purchase a total of 857 shares of Common Stock. Each option was granted at an exercise price equal to fair market value on date of grant. Each initial grant vests in three equal annual installments and each annual grant vests in full in the third year following the date of grant. Options expire one year after termination of Board service or ten years after the date of grant. In June 2003, the Stockholders approved the amendment of the Stock Incentive Plan (below) to allow for grants to Non-Employee Directors. Therefore, the Directors Plan has been terminated. Options issued under this plan will continue with their same terms and conditions. There were approximately 17,000 options outstanding on December 31, 2003 under this plan.

     Stock Incentive Plan

      On October 11, 1996 we adopted and the Board of Directors and Stockholders approved a Stock Incentive Plan (the “Incentive Plan”) under which 569,285 shares of Common Stock have been reserved for issuance. The Board of Directors and stockholders approved an additional 400,000-share allotment for the Incentive Plan in 2000. The Incentive Plan provides for the grant of incentive stock options, non-qualified

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options, stock appreciation rights and stock bonus awards to employees and eligible consultants. The Compensation Committee of the Board of Directors administers the Incentive Plan. The maximum term of an option granted under the Incentive Plan may not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% or more stockholder). Options granted prior to May 2000 generally vest over a four-year period from the date of grant. Options granted in May 2000 and thereafter generally vest over a three-year period. In June 2003, the stockholders approved an amendment to the Incentive Plan to allow for grants of stock awards under the Incentive Plan to non-employee directors. There were approximately 348,000 options outstanding on December 31, 2003 under this plan.

      The following table summarizes activity under the Directors’ and Incentive Plans:

	Options Outstanding

	Directors’ Plan		Incentive Plan

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

	(In thousands)		(In thousands)
December 31, 2000	15	59.08	460	25.55
Granted	3	16.59	110	11.20
Exercised	—	—	(8)	15.33
Canceled	—	—	(197)	25.55

December 31, 2001	17	52.71	365	21.56
Granted	2	7.21	100	8.19
Exercised	—	—	—	—
Canceled	—	—	(178)	22.40

December 31, 2002	19	48.58	287	16.31
Granted	5	5.29	98	2.60
Granted as part of VINA merger	—	—	185	24.29
Exercised	—	—	(9)	3.51
Canceled	(7)	58.55	(213)	19.50

December 31, 2003	17	31.16	348	14.67

Options exercisable at December 31, 2003	13	$39.60	258	$18.34

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003, under the Directors’ Plan and the Incentive Plan (number of options in thousands) combined:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Life (years)	Price	2003	Price

$1.93 - $3.00	64	9.14	$2.00	20	$2.08
$3.01 - $6.00	47	8.62	$4.40	17	$4.17
$6.01 - $9.00	112	8.02	$8.69	92	$8.73
$9.01 - $15.00	41	6.15	$11.49	41	$11.49
$15.01 - $30.00	68	6.48	$26.72	68	$26.72
$31.01 - $172.00	33	6.23	$61.24	33	$61.24

Total/Average	365	7.64	$15.46	271	$19.37

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

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Directors’ and Incentive			Employee Stock
	Stock Option Plans			Purchase Plan

	2003	2002	2001	2003	2002	2001

Risk-free interest rate	1.66%	4.28%	3.94%	1.19%	1.86%	3.62%
Expected volatility	90%	90%	88%	90%	88%	88%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected life	4.88	4.92	2.76	0.50	0.50	0.50

      The weighted average estimated fair value of options granted under the Directors’ Plan, the Incentive Plan and the Purchase Plan were as follows:

	Directors’	Incentive	Employee Stock
	Plan	Plan	Purchase Plan

2001 grants	$1.69	$0.80	$1.87
2002 grants	$0.61	$0.83	$0.72
2003 grants	$3.62	$2.96	$0.16

Note 10 — Commitments and Contingencies:

     Commitments:

      Operating lease commitments are related principally to our buildings in Newark, California; Milpitas, California and Durham, North Carolina and have terms that expire in 2008, 2004 and 2007, respectively. Total rent expense in 2003, 2002 and 2001, was $2,042,000, $2,265,000 and $2,217,000, respectively. Sublease rental income was $709,000, $922,000 and $1,041,000 in 2003, 2002 and 2001, respectively. Future annual minimum

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease payments under all non-cancelable operating leases and sublease rental income as of December 31, 2003 are as follows (in thousands):

		Sublease
	Lease	Rental
Years ending December 31,	Payments	Income

2004	$1,968	$639
2005	713	264
2006	756	272
2007	487	23
2008 and thereafter	284	—

	$4,208	$1,198

Contingencies:

      In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. There have been no material payments made under our customer indemnification for the years 2003, 2002 and 2001.

Note 11 —	Geographic Information:

      Revenue and long-lived assets related to operations in the United States and other countries for the three years ended December 31, 2003 and as of December 31, 2003, and 2002 are as follows (in thousands):

				Long-lived Assets
	Revenues(a) December 31,			December 31,

	2003	2002	2001	2003	2002

United States	$19,527	$19,356	$34,986	$4,075	$2,121
Other countries	2,399	4,131	6,885	—	5

Total	$21,926	$23,487	$41,871	$4,075	$2,126

(a)	Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations.

Note 12 — Guarantees:

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

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table discloses our obligations under guarantees as of December 31, 2003 (in thousands):

Maximum
Potential Amount
of Future Payments

Manufacturing services agreements	$1,445
Non-cancelable and non-returnable purchase orders	156
Contingent payment for licensed technology	100

Total	$1,701

      The following table depicts product warranty during the fiscal year ended December 31, 2003 (in thousands):

Dollar Amount
of Liability
Debit/(credit)

Balance at December 31, 2002	$732
Accrual for new warranties	186
Accruals related to pre-existing warranties (including changes in estimates)	(276)
Addition of VINA warranty reserves at fair value	385
Settlements made in cash or in kind during the period	(95)

Balance at December 31, 2003	$932

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

Note 13 — Unaudited Quarterly Consolidated Financial Data:

	Quarters Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
Revenues	$4,225	$5,270	$6,249	$6,182
Gross profit	$2,251	$2,574	$1,050	$3,144
Net loss	$(2,183)	$(3,207)	$(6,883)	$(989)
Basic and diluted loss per share	$(0.81)	$(0.95)	$(1.35)	$(0.19)

LARSCOM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Revenues	$7,716	$5,829	$5,342	$4,600
Gross profit	$4,669	$2,957	$3,214	$2,300
Net loss	$1,363	$(2,499)	$(1,520)	$(2,239)
Basic and diluted loss per share	$0.49	$(0.91)	$(0.56)	$(0.84)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures:

Evaluation of Disclosure Controls and Procedures.

      Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for Larscom Incorporated. Based on their evaluation of our disclosure controls and procedures as of December 31, 2003, our chief executive officer and chief financial officer have concluded that the Company’s controls and procedures were effective as of December 31, 2003.

Changes in Controls and Procedures.

      There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

      A control system, no matter how well conceived, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Other than the information regarding our executive officers contained in Part I of this Form 10-K report, the information required by this Item is incorporated by reference to sections captioned “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Code of Ethics” in the definitive Larscom Incorporated Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after fiscal year end.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information required by this Item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the sections captioned “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the sections captioned “Independent Auditors Fees,” “Audit Committee Disclosure” and “Policy on audit committee Pre-Approval” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a) The following documents are filed as a part of this report:

1. Financial statements — See Item 8 of this report.

2. Financial Statement Schedule.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions	Charges to	Deductions:	Balance at
	Beginning of	Cost and	Other	Items	End of
Description	Period	Expense	Accounts	Written-off	Period

Allowance for doubtful accounts
December 31, 2001	$580	$252	$—	$25	$807
December 31, 2002	$807	$548	$—	$44	$1,311
December 31, 2003	$1,311	$(232)	$—	$10	$1,069

3. Exhibits

Exhibit
Number		Description

2	.1(10)	Agreement and Plan of Merger by and among Larscom Incorporated, London Acquisition Corp. and VINA Technologies, Inc., dated as of March 17, 2003.
3	.2(*)	Amended and Restated Certificate of Incorporation of Larscom Incorporated as filed in the State of Delaware on June 5, 2003.
3	.4(1)	Amended By-laws of Larscom Incorporated.
10	.1(1)	Form of Larscom Incorporated Stock Option Plan For Non-Employee Directors.
10	.1.1(5)	Certificate of Amendment of Stock Option Plan for Non-Employee Directors.
10	.2(8)	Form of Larscom Incorporated Stock Incentive Plan, as amended by the Larscom Incorporated Board of Directors on February 26, 2003 and approved by the Registrant’s stockholders on June 3, 2003.
10	.2.1(5)	Certificate of Amendment of Stock Incentive Plan.
10	.3(1)	Form of Larscom Incorporated Stock Purchase Plan.
10	.3.1(5)	Certificate of Amendment of Employee Stock Purchase Plan.
10	.4(6)	Employment Offer Letter Agreement by and between Larscom Incorporated and Gurdip Jande dated January 25, 2002, accepted February 11, 2002.
10	.5(2)	Lease Agreement between Berg & Berg Enterprises Inc. and Larscom Incorporated.
10	.6(3)	Software License Agreement by and between Larscom Incorporated and 3NO Systems, Inc. dated September 21, 2000.
10	.7(4)	Lease Agreement between Technology IX, LLC, Keystone Corporation and Larscom Incorporated.
10	.8(5)	Sublease Agreement between Silicon Wireless Corporation and Larscom Incorporated.
10	.9(5)	Employment Agreement by and between Larscom Incorporated and Daniel L. Scharre dated November 26, 2001.

Exhibit
Number		Description

10	.10(7)	Restructuring Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10	.11(7)	Intellectual Property Security Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10	.12(7)	License Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10	.13(7)	Letter Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated April 9, 2002.
10	.14(9)	Electronic Manufacturing Services Agreement by and between Larscom Inc. and Sparqtron Manufacturing Corp. dated October 21, 2002.
10	.15(9)	Consultant Agreement by and between Larscom Incorporated and Richard Pospisil dated November 22, 2002.
10	.16(*)	Lease Agreement between Metropolitan Life Insurance Company and Larscom Incorporated, dated October 28, 2003.
10	.17(*)	Executive Change in Control Benefits Agreement by and among Larscom Incorporated and Daniel Scharre, dated February 10, 2004.
10	.18(*)	Form of Executive Change in Control Benefits Agreement by and among Larscom Incorporated and Donald Morgan, Peter Moulds, Gurdip Jande, Adam Opoczynski and Jim Peasley dated February 10, 2004.
10	.19(*)	Form of registration rights agreement between Larscom Incorporated, Axel Johnson, Inc. and the stockholders party thereto.
23	.1(*)	Consent of Independent Accountants.
24.1		Power of Attorney (see “Signatures” page 65).
31	.1(*)	Certification of the Larscom Incorporated Chief Executive Officer, Daniel L. Scharre, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(*)	Certification of the Larscom Incorporated Chief Financial Officer, Donald W. Morgan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(*)	Certification of the Larscom Incorporated Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Filed herewith.

(1)	Incorporated by reference to exhibits 3.4, 10.1 and 10.3, respectively, to Larscom Incorporated Registration Statement on Form S-1 (Commission File No. 333-14001), which became effective on December 18, 1996.

(2)	Incorporated by reference to exhibit 10.11 in Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference to exhibit 10.1 in Registrant’s Form 10-Q for the third quarter ended September 30, 2000.

(4)	Incorporated by reference to exhibit 10.14 in Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to exhibits 10.1.1, 10.2.1, 10.3.1, 10.17 and 10.20, respectively, in Registrant’s Form 10-K for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to exhibit 10.2 in Registrant’s Form 10-Q for the first quarter ended March 30, 2002.

(7)	Incorporated by reference to exhibits 10.3, 10.4, 10.5 and 10.8 in Registrant’s Form 10-Q for the second quarter ended June 30, 2002.

(8)	Incorporated by reference to Appendix A to the Larscom Incorporated Registration Statement on Form S-4 (SEC File No. 333-104554).

(9)	Incorporated by reference to exhibits 10.29 and 10.30, respectively, in Registrant’s form 10-K for the fiscal year ended December 31, 2002.

      b) Reports on Form 8-K

      We furnished the following reports on Form 8-K during the quarter ending December 31, 2003:

      Report on Form 8-K, dated October 27, 2003, relating to our earnings release for the third quarter of fiscal 2003.

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

Date: March 29, 2004

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

Name	Title	Date

/s/ DANIEL L. SCHARRE Daniel L. Scharre	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ DONALD W. MORGAN Donald W. Morgan	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2004

/s/ ALLEN R. ADAMS Allen R. Adams	Director	March 29, 2004

Jeffrey M. Drazan	Director

/s/ DONALD G. HEITT Donald G. Heitt	Director	March 29, 2004

/s/ JOHN F. MALONE John F. Malone	Director	March 29, 2004

Name	Title	Date

/s/ LAWRENCE D. MILLIGAN Lawrence D. Milligan	Chairman of the Board	March 29, 2004

/s/ PHILIP J. QUIGLEY Philip J. Quigley	Director	March 29, 2004

W. Michael West	Director

/s/ DESMOND P. WILSON III Desmond P. Wilson III	Director	March 29, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(10)	Agreement and Plan of Merger by and among Larscom Incorporated, London Acquisition Corp. and VINA Technologies, Inc., dated as of March 17, 2003.
3	.2(*)	Amended and Restated Certificate of Incorporation of Larscom Incorporated as filed in the State of Delaware on June 5, 2003.
3	.4(1)	Amended By-laws of Larscom Incorporated.
10	.1(1)	Form of Larscom Incorporated Stock Option Plan For Non-Employee Directors.
10	.1.1(5)	Certificate of Amendment of Stock Option Plan for Non-Employee Directors.
10	.2(8)	Form of Larscom Incorporated Stock Incentive Plan, as amended by the Larscom Incorporated Board of Directors on February 26, 2003 and approved by the Registrant’s stockholders on June 3, 2003.
10	.2.1(5)	Certificate of Amendment of Stock Incentive Plan.
10	.3(1)	Form of Larscom Incorporated Stock Purchase Plan.
10	.3.1(5)	Certificate of Amendment of Employee Stock Purchase Plan.
10	.4(6)	Employment Offer Letter Agreement by and between Larscom Incorporated and Gurdip Jande dated January 25, 2002, accepted February 11, 2002.
10	.5(2)	Lease Agreement between Berg & Berg Enterprises Inc. and Larscom Incorporated.
10	.6(3)	Software License Agreement by and between Larscom Incorporated and 3NO Systems, Inc. dated September 21, 2000.
10	.7(4)	Lease Agreement between Technology IX, LLC, Keystone Corporation and Larscom Incorporated.
10	.8(5)	Sublease Agreement between Silicon Wireless Corporation and Larscom Incorporated.
10	.9(5)	Employment Agreement by and between Larscom Incorporated and Daniel L. Scharre dated November 26, 2001.
10	.10(7)	Restructuring Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10	.11(7)	Intellectual Property Security Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10	.12(7)	License Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated May 13, 2002.
10	.13(7)	Letter Agreement by and between Larscom Incorporated and Oasys Telecom, Inc. dated April 9, 2002.
10	.14(9)	Electronic Manufacturing Services Agreement by and between Larscom Inc. and Sparqtron Manufacturing Corp. dated October 21, 2002.
10	.15(9)	Consultant Agreement by and between Larscom Incorporated and Richard Pospisil dated November 22, 2002.
10	.16(*)	Lease Agreement between Metropolitan Life Insurance Company and Larscom Incorporated, dated October 28, 2003.
10	.17(*)	Executive Change in Control Benefits Agreement by and among Larscom Incorporated and Daniel Scharre, dated February 10, 2004.
10	.18(*)	Form of Executive Change in Control Benefits Agreement by and among Larscom Incorporated and Donald Morgan, Peter Moulds, Gurdip Jande, Adam Opoczynski and Jim Peasley dated February 10, 2004.
10	.19(*)	Form of registration rights agreement between Larscom Incorporated, Axel Johnson, Inc. and the stockholders party thereto.
23	.1(*)	Consent of Independent Accountants.
24.1		Power of Attorney (see “Signatures” page 65).

Exhibit
Number		Description

31	.1(*)	Certification of the Larscom Incorporated Chief Executive Officer, Daniel L. Scharre, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(*)	Certification of the Larscom Incorporated Chief Financial Officer, Donald W. Morgan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(*)	Certification of the Larscom Incorporated Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Filed herewith.

(1)	Incorporated by reference to exhibits 3.4, 10.1 and 10.3, respectively, to Larscom Incorporated Registration Statement on Form S-1 (Commission File No. 333-14001), which became effective on December 18, 1996.

(2)	Incorporated by reference to exhibit 10.11 in Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference to exhibit 10.1 in Registrant’s Form 10-Q for the third quarter ended September 30, 2000.

(4)	Incorporated by reference to exhibit 10.14 in Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to exhibits 10.1.1, 10.2.1, 10.3.1, 10.17 and 10.20, respectively, in Registrant’s Form 10-K for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to exhibit 10.2 in Registrant’s Form 10-Q for the first quarter ended March 30, 2002.

(7)	Incorporated by reference to exhibits 10.3, 10.4, 10.5 and 10.8 in Registrant’s Form 10-Q for the second quarter ended June 30, 2002.

(8)	Incorporated by reference to Appendix A to the Larscom Incorporated Registration Statement on Form S-4 (SEC File No. 333-104554).

(9)	Incorporated by reference to exhibits 10.29 and 10.30, respectively, in Registrant’s form 10-K for the fiscal year ended December 31, 2002.