Form 10-K/A
period 2003-12-31
LARSCOM INC
filed 2004-04-29
CIK 1024047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-12491

LARSCOM INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2362692 (I.R.S. Employer Identification No.)

39745 Eureka Drive Newark, California (Address of principal executive offices)	94560 (ZIP Code)

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
 Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2. Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $10,518,000.

The number of the registrant’s shares outstanding as of March 8, 2004, was 5,100,255 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

     Larscom Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004 (the “Original 10-K”). The purpose of this Amendment is to provide the information required to be disclosed in Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that was to be incorporated by reference from the Company’s proxy statement for its 2004 Annual Meeting of Stockholders. The complete text of Items 10, 11, 12, 13 and 14 of Part III, as amended, is set forth below.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company’s Certificate of Incorporation and Bylaws, as amended, provide for a Board of Directors consisting of nine members. The name, age and certain information regarding each director of the Company is set forth below.

		Director
Director Name	Age	Since	Position and Current Offices with the Company
Allen R. Adams	54	2002	Director

Jeffrey M. Drazan	45	2003	Director

Donald G. Heitt	68	1996	Director

John F. Malone	56	2003	Director

Lawrence D. Milligan	68	1998	Director, Chairman

Phillip J. Quigley	61	2003	Director

Daniel Scharre	53	2001	Director, President and Chief Executive Officer

W. Michael West	53	2003	Director

Desmond P. Wilson III	39	2001	Director

     Allen R. Adams has served as a director of the Company since July 2002. Mr. Adams is currently the chairman and chief executive officer of Carrius Technologies. From 2000 to 2001, Mr. Adams was the director and general manager of the Broadband Telephony Business Unit of Cisco Systems. From July 1999 until October 2000, Mr. Adams served as chairman and chief executive officer of IP Cell Technologies until it was acquired by Cisco in October 2000. From 1997 to 1998, Mr. Adams was senior vice president, marketing and business development for DSC Communications. Mr. Adams also served in a number of other senior management positions with DSC Communications over the course of 20 years. Mr. Adams earned a BS in physics from the C.W. Post College, Long Island University.

     Jeffrey M. Drazan has served as a director of the Company since June 2003. Mr. Drazan has been a General partner of Sierra Ventures since 1984.

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

     John F. Malone has served as a director of the Company since June 2003. Mr. Malone has been president and chief executive officer of The Eastern Management Group, a management-consulting firm supplying professional services to major communications companies, since April 1979. Prior to that, Mr. Malone worked at AT&T where he developed corporate strategy and managed sales and marketing organizations from Ohio to New York.

     Lawrence D. Milligan has served as a director of Larscom Incorporated since November 1998 and as chairman of the board since June 1999. Mr. Milligan is chairman of the executive committee of the Axel Johnson, Inc. Board of Directors and was the president and chief executive officer of that company from September 1999 until December 2001. Prior to that, Mr. Milligan held a number of senior management positions over the course of 38 years with Procter & Gamble Co. Before retiring from Procter & Gamble in 1998, he was the senior vice president responsible for worldwide sales and customer development, a position he held for eight years. Mr. Milligan is a member of the Board of Directors of Portman Equipment Company. He graduated from Williams College and served in the United States Marine Corps.

     Philip J. Quigley has served as a director of the Company since June 2003. Mr. Quigley was chairman, president, and chief executive officer of Pacific Telesis Group, a telecommunications holding company, from April 1994 until his retirement in December 1997. Mr. Quigley previously served as president and chief executive officer of Pacific Bell, executive vice president and chief operating officer of PacTel Corporation, and chief executive officer of PacTel Personal Communications. Mr. Quigley serves as a director of Wells Fargo & Company and Nuance Communications, Inc. and as an advisory director of Thomas Weisel Partners LLC.

     Daniel L. Scharre has served as president, chief executive officer and as a director since November 2001. Prior to joining Larscom, Mr. Scharre served as chairman, president and chief executive officer of Adaptive Broadband Corp., a provider of high-speed, wireless last-mile access equipment, from April 2001 to October 2001, as president and chief executive officer from January 2001 to April 2001, as president and chief operating officer from July 2000 to January 2001, as executive vice president from April 1998 to June 2000 and as vice president and chief technology officer from September 1997 to April 1998. Adaptive Broadband Corporation filed for bankruptcy in July of 2001. Prior to his four-year tenure at Adaptive Broadband, Mr. Scharre held executive positions at ComStream Inc., Ilex Systems, and Loral Western Development Labs, all providers of digital telecommunications equipment and systems. Mr. Scharre holds a BS in physics from the California Institute of Technology, a Ph.D. in physics from the University of California, Berkeley, and an MBA from Santa Clara University. He previously served on the faculty at Stanford University.

     Michael W. West has served as a director of the Company since June 2003. Mr. West previously served as chief executive officer of VINA, Technologies, Inc. from April 1, 2002 to June 5, 2003. Prior to that, he served as chairman of the Board of Directors of VINA since June 1999. He served as executive vice president for Lucent Technologies from September 1997 to January 1998. Mr. West was president, chief operating officer and a director of Octel Communications from January 1995 to August 1997, after having served as executive vice president from September 1986 to January 1995. Mr. West held multiple positions with Rolm Corporation from 1979 to September 1986, most recently, as general manager of the National Sales Division.

     Desmond P. Wilson III has served as a director of Larscom Incorporated since September 2001. Effective January 1, 2002, Mr. Wilson assumed the position of president and chief executive officer of Axel Johnson Inc., after serving as executive vice president for new business development since September 2001. Prior to that, Mr. Wilson was president of the Services Assurance and Solutions Division of Spirent plc, a provider of telecommunication testing equipment, from January 2001 to June 2001 and president and chief executive officer of Hekimian Laboratories, Inc, a supplier of automated test systems for telecommunication networks, from December 1998 to December 2000. Mr. Wilson graduated with a BS degree in industrial engineering and operations research from Virginia Polytechnic Institute and State University.

Audit Committee

     The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is comprised of Messrs. Adams, Heitt and Malone. The Board of Directors has determined that each current member of the Audit Committee is independent as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq Stock Market (“Nasdaq”) listing standards. In addition, the Board of Directors has determined that the Audit Committee does not currently have an “audit committee financial expert” as defined in applicable SEC rules. Prior to the acquisition of VINA Technologies, Inc. (“VINA”) in June 2003, the Board of Directors was comprised of six members. Upon the completion of the acquisition, the Board of Directors was increased to nine members. The Board of Directors is currently evaluating changes to its composition, including the addition of a director who meets the Nasdaq independence requirements and the SEC’s “audit committee financial expert” requirements.

Executive Officers

     See Part I of the Original 10-K for certain information required by this Item with respect to the Company’s executive officers.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC reports of ownership and changes of ownership of the Company’s Common Stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed, during the fiscal year ended December 31, 2003, all of the Company’s directors, executive officers and greater than 10% beneficial owners complied with such Section 16(a) filing requirements.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all executive officers and directors of the Company. A copy of the Code of Ethics is available without charge by writing to Larscom Incorporated, 39745 Eureka Drive, Newark, California 94560, Attention: Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

     The following table sets forth information concerning the compensation of (i) the Chief Executive Officer of the Company, (ii) the three other most highly compensated executive officers of the Company serving as such on December 31, 2003 and whose total salary for 2003 exceeded $100,000 and (iii) one former executive officer who would have been listed but for the fact that he was no longer serving as an executive officer on December 31, 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation
					Securities	All Other
Name and Principal	Fiscal				Underlying	Compensation
Position	Year	Salary($)		Bonus($)(1)	Options (#)	($)
Daniel L. Scharre	2003	350,002		—	21,429	20,663	(2)
President and Chief	2002	350,002		100,542	—	24,797	(2)
Executive Officer	2001	26,923		—	64,286	1,061	(2)
Gurdip Jande	2003	215,010		—	4,286	63,273	(3)
Vice President of	2002	186,066		52,902	21,429	203,104	(3)
Marketing	2001	—		—	—	—
Adam Opoczynski	2003	190,008		—	12,143	73,828	(4)
Vice President of	2002	10,962		—	—	988	(4)
Engineering	2001	—		—	—	—
Donald W. Morgan	2003	183,768		—	2,857	14,957	(5)
Vice President,	2002	183,768		—	2,857	19,841	(5)
Finance and Chief	2001	183,771		—	—	18,878	(5)
Financial Officer
Leonard Eisenstein	2003	144,708	(6)	—	2,143	72,035	(7)
Vice President of	2002	132,527	(6)	—	21,429	143,957	(7)
Worldwide Sales	2001	—		—	—	—

(1)	Represents bonuses earned in the year indicated.

(2)	Includes matching contributions under Larscom’s 401(k) plan, which Larscom made on behalf of Mr. Scharre of $7,386 and $11,000 in 2003 and 2002, respectively, Larscom paid life insurance of $1,277, $1,797 and $138 in 2003, 2002 and 2001, respectively and an automobile allowance of $12,000, $12,000 and $923 in 2003, 2002 and 2001, respectively.

(3)	Includes matching contributions under Larscom’s 401(k) plan, which Larscom made on behalf of Mr. Jande of $7,399 and $10,916 in 2003 and 2002, respectively, Larscom paid life insurance of $318 and $404 in 2003 and 2002, respectively, income from forgiveness of a loan from Larscom (pursuant to an offer of employment) of $50,927 and $55,556 in 2003 and 2002, respectively and a moving allowance of $140,857 in 2002. Mr. Jande joined Larscom on February 11, 2002.

(4)	Includes Larscom paid life insurance of $1,180 and $131 in 2003 and 2002, respectively and a moving allowance of $72,648 and $857 in 2003 and 2002, respectively. Mr. Opocynski joined Larscom on December 2, 2002.

(5)	Includes matching contributions under Larscom’s 401(k) plan, which Larscom made on behalf of Mr. Morgan of $6,627, $11,000 and $10,089 in 2003, 2002 and 2001, respectively, Larscom paid life insurance of $1,130, $1,641 and $1,589 in 2003, 2002 and 2001, respectively and an automobile allowance of $7,200, in each of 2003, 2002 and 2001.

(6)	Includes sales commissions of $27,552 and $24,369 in 2003 and 2002, respectively. Mr. Eisenstein resigned from Larscom on July 14, 2003.

(7)	Includes Larscom paid life insurance of $872, and $985 in 2003 and 2002, respectively, an automobile allowance of $5,391 and $5,465 in 2003 and 2002, respectively, severance pay of $65,772 in 2003 and a moving allowance of $137,507 in 2002.

Option Grants by the Company in Fiscal Year 2003

     The following table sets forth each grant of stock options made during the year ended December 31, 2003 to each of the Named Executive Officers.

	Individual Grants				Potential Realizable Value
		% of Total
	Number of	Options
	Securities	Granted
	Underlying	to Employees	Exercise		Using Black-Scholes
	Options	in Fiscal	Price	Expiration	Option Pricing
Name	Granted	Year (1)	($/share)	Date	Model ($) (2)
Daniel J. Scharre	21,429	7.6%	1.960	3/5/2013	29,481
Donald W. Morgan	2,857	1.0%	1.960	3/5/2013	3,931
Gurdip Jande	4,286	1.5%	1.960	3/5/2013	5,897
Leonard Eisenstein	2,143	0.8%	4.435	9/9/2013	2,948
Adam Opoczynski	12,143	4.3%	1.960	3/5/2013	16,577

(1)	A total of 283,777 options were granted to employees during the year ended December 31, 2003 under the Stock Incentive Plan.

(2)	In determining the potential realizable value of the options using the Black-Scholes option pricing model the following assumptions were made: a risk free interest rate of 2.58%, an average expected option life of 5.0 years, an expected volatility of 90% and a zero dividend yield.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

     The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during 2003, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of December 31, 2003, and the value of “in-the-money” stock options, which represents the spread between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2003.

					Value of Unexercised
			Number of Securities		In-the-Money
			Underlying Unexercised		Options at FY
	Shares		Options at FY End (#)(2)		End ($)(3)
	Acquired on	Value
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel L. Scharre	—	—	50,000	35,715	12,375	37,126
Donald W. Morgan	—	—	20,000	2,143	1,649	4,950
Gurdip Jande	—	—	22,500	3,215	2,474	7,427
Leonard Eisenstein	238	540	—	—	—	—
Adam Opoczynski	—	—	3,035	9,108	7,011	21,039

(1)	These amounts represent the fair market value of the shares underlying the stock options on the date of exercise less the stock option exercise price.

(2)	These options were granted on various dates during fiscal years 1999 through 2003.

(3)	These amounts represent the difference between the exercise price of the stock options and the closing price of $4.27 of Larscom Common Stock on December 31, 2003 for all options held by each Named Executive Officer.

Director Compensation

     Non-employee directors receive annual compensation consisting of (i) a stock option to purchase 1,500 shares of Common Stock and (ii) at the election of each non-employee director, either $16,000 in cash payments or a stock option to purchase 3,500 shares of Common Stock. Upon joining the Board of Directors, each non-employee director also receives a stock option to purchase 4,500 shares of Common Stock. In addition, non-employee directors who reside outside of the local area are entitled to receive reimbursement of travel expenses.

     Non-employee directors have historically received options to purchase Common Stock pursuant to the Company’s Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) and currently receive options under the Stock Incentive Plan (the “Incentive Plan”). The Directors’ Plan was terminated in June 2003 and the Incentive Plan was amended to allow for grants to non-employee directors. Non-employee director options vest and become exercisable monthly over a three-year period from the date of grant and have a term of ten years. During fiscal year ended December 31, 2003, a stock option to purchase 3,714 shares of Common Stock was made to Mr. Adams at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. Stock options to purchase 857 shares of Common Stock were also made to each of Mr. Pospisil (retired June 5, 2003) and Mr. Heitt at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant.

Employment Contracts, Severance and Change in Control Arrangements

     Daniel L. Scharre, the Company’s President and Chief Executive Officer, executed an Employment Agreement with the Company on November 26, 2001. Pursuant to that Agreement, Mr. Scharre is entitled to an annual base salary of $350,000, subject to annual increases; is eligible for annual bonuses, subject to meeting performance goals, with an estimated target payout of approximately forty-six percent (46%) of his annual base salary and is eligible for benefits generally available to other executive officers of the Company. He also received stock options of 64,286 shares of Common Stock at the then current market price of $8.54 with one-sixth vesting after the first six-months from his date of employment and one-thirty-sixth vesting thereafter in equal monthly installments. In addition, if Mr. Scharre’s employment is terminated by the Company without cause, he will be entitled to severance benefits equal to one year’s annual base salary and to the continuation of other employee benefits for a period of one year following any such termination.

     The Company entered into change-in-control benefit agreements with Daniel L. Scharre, Donald W. Morgan, Adam Opoczynski, Gurdip Jande and certain other executive officers. The agreements provide that in the event the executive’s employment is terminated in certain situations within twelve months following a change-in-control, the Company will accelerate the vesting of 50% of the executive’s unvested stock options at the time of termination. If any of the benefits to the affected executive are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code of 1986, the benefits will be reduced to avoid such a characterization.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of the Company’s Board of Directors prior to June 5, 2003 were Messrs. Adams, Heitt, Milligan and Pospisil (retired June 5, 2003). Beginning June 5, 2003, the members of the Compensation Committee are Messrs. Adams, Heitt, Milligan and Quigley. No member of the Compensation Committee served as an officer or employee of the Company during fiscal year 2003 and no member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth as of March 30, 2004 (except as set forth in the footnotes) certain information known to the Company with respect to the beneficial ownership of the Company’s Common Stock by (i) each beneficial owner of more than 5% of the outstanding shares of each class of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

	Shares Beneficially Owned (1)
	Number of			Percent of
	Common			Common
	Shares	Notes		Shares
Axel Johnson Inc.	1,429,999	(2)		28.0%
Desmond P. Wilson III	1,429,840	(3	) (4)	28.0%
Lawrence D. Milligan	1,429,626	(3	) (5)	28.0%
Jeffrey Drazan	1,476,289	(3	) (6)	27.9%
Entities affiliated with Sierra Ventures V LP	1,419,279	(8	) (7)	27.8%
Kopp Investment Advisors, Inc.	340,356	(9)		6.7%
W. Michael West	78,813	(3	) (10)	1.5%
Daniel L. Scharre	68,070	(3	) (11)	1.3%
Gurdip Jande	24,053	(3)		*
Donald W. Morgan	22,514	(3)		*
Philip J. Quigley	13,707	(3	) (12)	*
Donald G. Heitt	7,879	(3)		*
John Malone	7,570	(3)		*
Adam Opoczynski	5,679	(3)		*
Allen R. Adams	1,309	(3)		*
All executive officers and directors as a group ( 12 persons)	3,130,038			71.4%

*	Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership includes shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 5,100,255 shares of Common Stock outstanding on March 30, 2004.

(2)	Based on information provided in a Schedule 13D filed by Axel Johnson Inc. with the SEC on June 19, 2003. The address for Axel Johnson Inc. is 300 Atlantic Street, Stamford, CT 06901-0350. Antonia Ax:son Johnson, by virtue of her beneficial ownership of all of the outstanding shares of Axel Johnson Inc., may be deemed the beneficial owner of these shares of Common Stock.

(3)	Beneficial ownership as reported in the table has been determined in accordance with SEC regulations and includes shares of our common stock that may be issued upon the exercise of stock options that are exercisable within 60 days of March 30, 2004 as follows: Mr. Wilson – 555 shares; Mr. Milligan – 555 shares; Mr. Drazan – 4,532 shares; Mr. West – 555 shares; Mr. Scharre – 66,070 shares; Mr. Jande – 24,053 shares; Mr. Morgan – 21,355 shares; Mr. Quigley – 4,532 shares; Mr. Heitt – 7,879 shares; Mr. Malone – 7,570 shares; Mr. Opoczynski – 5,679 shares; Mr. Adams – 1,309 shares and all directors and executive officers as a group – 144,644 shares.

(4)	Includes 1,428,571 shares of common stock beneficially owned by Axel Johnson Inc. Mr. Wilson, president and chief executive officer of Axel Johnson Inc., disclaims beneficial ownership of the shares beneficially owned by Axel Johnson Inc.

(5)	Includes 1,428,571 shares of common stock beneficially owned by Axel Johnson Inc. Mr. Milligan, a director of Axel Johnson Inc., disclaims beneficial ownership of the shares beneficially owned by Axel Johnson Inc.

(6)	Includes 4,532 shares subject to options exercisable within 60 days of March 30, 2004. Also includes 800,119 shares and 231,169 shares subject to warrants exercisable with 60 days of March 30, 2004 held by Sierra Ventures VII, L.P. and 33,222 shares and 8,168 shares subject to warrants exercisable within 60 days of March 30, 2004 held by Sierra Ventures Associates VII LLC, as nominee for its members. Also includes 326,390 shares held by Sierra Ventures V, L.P. and 61,601 shares held by Sierra Ventures VI, L.P. and 2,770 shares held by SV Associates VI, as nominee for its general partners. Jeffrey M. Drazan is a general partner of SV Associates V, L.P., which is the general partner of Sierra Ventures V, L.P., a general partner of SV Associates VI, L.P. which is the general partner of Sierra Ventures VI, L.P., and is a manger of Sierra Ventures Associates VII, LLC which is the general partner of Sierra Ventures VII, L.P. He is also a director of Larscom. Other than 1,796 shares owned by SV Associates VI, as nominee for its general partners, 15,453 shares and 3,799 shares subject to warrants exercisable with 60 days of March 30, 2004 held by Sierra Ventures Associates VII, LLC, as nominee for its members, Mr. Drazan disclaims beneficial ownership of the shares held by the Sierra Ventures entities, except to the extent of his pecuniary interest in these shares.

(7)	Includes 239,310 warrants to acquire common stock, which are currently exercisable and held by entities affiliated with Sierra Ventures V LP.

(8)	Based on information provided in a Schedule 13D filed by Sierra Ventures V LP with the SEC on June 12, 2003. The address for Sierra Ventures V LP is 2884 Sand Hill Rd, Suite 100 Menlo Park, CA 94025.

(9)	Based on information provided in a Schedule 13G filed by Kopp Investment Advisors, LLC with the SEC on February 2, 2004. The address for Kopp Investment Advisors, Inc. is 7701 France Avenue South, Suite 500, Edina, MN 55435.

(10)	Includes 2,849 warrants to acquire common stock which, are currently exercisable and held by a trust, of which Mr. West and his wife are trustees.

(11)	Includes 2,000 shares of common stock, which are held in a family trust, of which Mr. Scharre and his wife are trustees.

(12)	Includes 5,853 shares of common stock, which are held in a family trust, of which Mr. Quigley and his wife are trustees.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be	Weighted Average	Under Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding Securities
Plans	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity compensation plans approved by security holders	365,257	$15.46	681,846
Equity compensation plans not approved by security holders	—	—	—

Total	365,257	$15.46	681,846

Options from VINA merger

In connection with the VINA merger on June 5, 2003 the Company assumed options to purchase 185,434 shares of common stock at an average exercise price of $24.29 per share under the 1996, 1998 and 2000 VINA stock option plans. These options generally vest over a four-year period, with one-fourth vesting on the first anniversary of the option grant and the remainder vesting monthly thereafter. In addition, we assumed warrants to purchase 269,319 shares of common stock at an exercise price of $26.33 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Axel Johnson and Sierra Ventures V LP

     On June 3, 2003, the Company’s stockholders approved a proposal to reclassify the Company’s Class A and Class B Common Stock into a single class of common stock. The old Class B Common Stock had rights of four votes per share and was owned by one stockholder, Axel Johnson, Inc. The additional voting rights associated with the old Class B Common Stock gave Axel Johnson control of 82% of the voting interest prior to the merger with VINA Technologies, Inc. (the “VINA Merger”). After issuance of 2,393,894 shares in connection with the VINA Merger and the reclassification of the Class B Common Stock into Common Stock with one vote per share, Axel Johnson’s control of the voting interest was reduced to 28%.

     Sierra Ventures V LP (“Sierra”) became owner of approximately 28% of our Common Stock as a result of the VINA Merger and remained owner of that same amount as of December 31, 2003.

     The Company’s Board of Directors now includes two members from Axel Johnson and one member from Sierra. Axel Johnson Board members were not eligible for compensation prior to the VINA Merger. Effective upon the VINA Merger, existing members of the Board of Directors from Axel Johnson and Sierra are eligible to receive the same compensation as the Company’s other non-employee directors (See Item 11, “Executive Compensation – Director Compensation”).

     (Due to)/Due from Axel Johnson

     Amounts (due to) or due from Axel Johnson consist of cash remittances made by the Company to Axel Johnson from the Company’s operating bank accounts offset by cash advances to the Company from Axel Johnson for purchases of property and equipment and fluctuating working capital needs. As of June 5, 2003, the Company began operation of its own cash network. Amounts owed to Axel Johnson at year-end 2003 relate to remaining payments due to Axel Johnson primarily for employee 401(k) programs and some residual medical plan payments. Neither Axel Johnson nor the Company Incorporated has charged interest on the balances due. The average month-end balances due from or (due to) Axel Johnson was ($571,000) for fiscal year 2003. The following is an analysis of the balance (due to) or due from Axel Johnson:

Year ended
December 31,
2003
(in thousands)
Balance at beginning of year	$(25)
Cash remittances to Axel Johnson, net of cash advances	1,521
Charges(from)/to Axel Johnson for:
Pension and thrift plan	(810)
Health insurance and workers’ compensation	(664)
Administrative services	(151)
Property, liability and general insurance	(6)
Line of credit fees	(31)
Other (charges)/credits	(24)

Balance at end of year	$(190)

     Employee Health and Welfare Programs

     We participated in various employee benefits programs sponsored by Axel Johnson until June 5, 2003, when we established our own programs for most benefits. Axel Johnson continued to administer a portion of our 401K program until January 6, 2004 and retained responsibility for the Axel Johnson Retirement Plan, a sponsored defined benefit pension plan and the Axel Johnson, Inc. Retirement Restoration Program, an unfunded pension plan (collectively, the “Retirement Plans”). Larscom had discontinued active participation in the Retirement Plans as of March 31, 1998. Axel Johnson retains full responsibility for funding and administration of the Retirement Plans. Prior to June 5, 2003, the Axel Johnson programs we participated in included medical, dental, life insurance and workers’ compensation. In general, we reimbursed Axel Johnson for our proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to Axel Johnson included costs for reported claims as well as changes in reserves for incurred but not reported claims. We recorded expenses related to the reimbursement of these costs of approximately $664,000 in fiscal year 2003. We believe the allocation by Axel Johnson of the proportionate cost was reasonable, but not necessarily indicative of the costs that would have been incurred had we maintained our own benefit plans.

     Administrative Services

     Axel Johnson provided certain functional services to us, including certain treasury, accounting, tax, internal audit, legal and human resources services, most of which were discontinued as of the consummation of the VINA Merger. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had been a separate entity. The allocated costs of these services amounted to $151,000 in fiscal year 2003.

     Pension Plan

     Effective March 31, 1998, our employees ceased to accrue benefits under, the Axel Johnson Inc. Retirement Plan. Accrued liabilities prior to March 31, 1998 will remain in the Axel Johnson pension plan until benefits are paid to employees upon termination or retirement in a manner prescribed by the plan. After March 1998, our employees also ceased to accrue benefits under the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined pension plan are reduced due to limitations under federal tax laws. Upon the consummation of the VINA Merger, Axel Johnson assumed complete responsibility for any further costs or liability for these plans.

     Credit Agreement

     The Company entered into a Credit Agreement with Axel Johnson, pursuant to which Axel Johnson agreed to provide a revolving credit/working capital facility to the Company in an aggregate amount of $15,000,000. The Credit Agreement was discontinued upon the consummation of the VINA Merger. Under terms of the Credit Agreement, the Company was required to pay a commitment fee of 0.5% per annum on the unused portion of the Credit Agreement. No borrowings were made under the Credit Agreement.

Consulting Agreement

     Richard Pospisil was a member of the Board of Directors until his resignation on June 5, 2003. Mr. Pospisil is currently acting as a consultant to the Company under a contract, which is due to expire December 31, 2004. Under his contract, Mr. Pospisil received compensation of $75,000 in 2003.

Executive Officer Loan

     In connection with the January 2002 offer letter extended to the Company’s Vice President of Marketing, Gurdip Jande, the Company provided certain relocation assistance, as well as an interest-free loan in the amount of $100,000, to Mr. Jande. The terms of the loan call for forgiveness of the loan over a thirty-six month period and tax equalization on the income from the forgiveness of debt. At January 1, 2003, the aggregate amount outstanding under the loan to Mr. Jande was $69,444. During 2003, $33,333 of the loan was forgiven in accordance with the terms of the offer letter and included in Mr. Jande’s compensation (along with a tax equalization gross-up). The balance of the loan at December 31, 2003 was $36,111.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s financial statements for the fiscal years ended December 31, 2003 and 2002, and fees for other services rendered by PricewaterhouseCoopers LLP during these periods.

	Fiscal Year Ended
	December
	31,	December 31,
	2003	2002
Audit Fees	$162,000	$142,800
Audit-Related Fees	$117,870	$10,200
Tax Fees	$16,910	$20,620
All Other Fees	$—	$370,700

     Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC.

     Audit-Related Fees represent consultation fees regarding contemporary audit matters.

     Tax Fees represent consultation fees regarding the Company’s tax assets and liabilities.

     All Other Fees represent consultation for reviewing possible business combination and merger transactions.

     The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor’s independence, and has advised the Company that, in its opinion, the activities performed by PricewaterhouseCoopers LLP on the Company’s behalf are compatible with maintaining the independence of such auditors.

Audit Committee Pre-Approval Policy

     The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent auditors during the fiscal year ended December 31, 2003. The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent auditors. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit Committee has also delegated the ability to pre-approve audit and permitted non-audit services to the Chairman of the Audit Committee, provided that any pre-approvals by the Chairman are reported at a subsequent Audit Committee meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

c)	Exhibits

Exhibit
Number	Description
31.1	Certification of the Larscom Incorporated Chief Executive Officer, Daniel L. Scharre, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Larscom Incorporated Chief Financial Officer, Donald W. Morgan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Donald W. Morgan
Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 28, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Larscom Incorporated Chief Executive Officer, Daniel L. Scharre, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Larscom Incorporated Chief Financial Officer, Donald W. Morgan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.