Form 10-Q
period 2004-03-31
LARSCOM INC
filed 2004-05-13
CIK 1024047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

The number of the registrant’s shares outstanding as of May 7, 2004, was 5,100,255 of Common Stock.

LARSCOM INCORPORATED
FORM 10-Q

Part I: Financial Information

Item 1: Financial Statements (Unaudited)

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,416	$8,952
Restricted cash	333	333
Accounts receivable, net	2,253	3,633
Inventories	5,468	5,503
Income tax receivable	68	44
Prepaid expenses and other current assets	761	1,160

Total current assets	15,299	19,625
Property and equipment, net	1,174	1,294
Intangible assets, net	2,079	2,275
Other non-current assets, net	441	506

Total assets	$18,993	$23,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,760	$4,370
Accrued expenses and other current liabilities	4,384	5,411
Deferred revenue	1,328	1,283
Due to Axel Johnson	—	190

Total current liabilities	8,472	11,254
Other non-current liabilities	1,527	1,640

Total liabilities	9,999	12,894

Commitments and contingencies
Stockholders’ equity:
Common Stock	51	51
Additional paid-in capital	89,560	89,558
Deferred compensation	(21)	(21)
Accumulated other comprehensive income (loss)	27	(4)
Accumulated deficit	(80,623)	(78,778)

Total stockholders’ equity	8,994	10,806

Total liabilities and stockholders’ equity	$18,993	$23,700

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Product revenues	$3,960	$2,971
Service revenues	1,006	1,254

Total revenues	4,966	4,225

Product cost of revenues	3,090	1,669
Service cost of revenues	88	305

Total cost of revenues	3,178	1,974

Gross profit	1,788	2,251

Operating expenses:
Research and development	1,055	1,107
Selling, general and administrative	2,566	3,418
Amortization of acquisition intangibles	108	—
Restructuring recovery	(7)	(61)
Impairment of assets	44	—

Total operating expenses	3,766	4,464

Loss from operations	(1,978)	(2,213)
Interest and other income	137	47

Loss before income taxes	(1,841)	(2,166)
Income tax provision	5	17

Net loss	$(1,846)	$(2,183)

Basic and diluted net loss per share	$(0.36)	$(0.81)

Basic and diluted weighted average shares	5,100	2,695

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,846)	$(2,183)
Depreciation and amortization	360	345
Impairment of intangibles	44	—
Writedown of inventories	580	66
Decrease in bad debt reserves	(4)	(174)
Increase in deferred revenue	45	313
Decrease in accrued restructuring	(589)	(101)
Net (increase)/decrease in other working capital accounts	(922)	1,438

Net cash used in operating activities	(2,332)	(296)

Cash flows from investing activities:
Purchases of property and equipment	(47)	(5)
Sales and maturities of short-term investments	—	2,014

Net cash (used in)/provided by investing activities	(47)	2,009

Cash flows from financing activities:
Payments (to)/from Axel Johnson	(190)	219
Decrease in other long-term obligations	—	(30)
Proceeds from issuances of Common Stock	2	1

Net cash (used in)/provided by financing activities	(188)	190

Effect of unrealized investment gain/(loss) and foreign exchange rates	31	(4)

(Decrease)/increase in cash and cash equivalents	(2,536)	1,899
Cash and cash equivalents at beginning of period	8,952	15,643

Cash and cash equivalents, at end of period	$6,416	$17,542

Supplemental disclosure of cash flow information
Interest paid	$1	$1

Income taxes paid	$35	$17

The accompanying notes are an integral part of these financial statements.

LARSCOM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation:

     The condensed consolidated financial statements for the three months ended March 31, 2004 and 2003, presented in this Quarterly Report on Form 10-Q, are unaudited. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Larscom Incorporated (“Larscom”) Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditors report on our financial statements as of December 31, 2003 included an explanatory paragraph, which refers to our recurring operating losses and net capital deficiency and notes that these matters raise substantial doubt about our ability to continue as a going concern.

     On April 29, 2004, we signed a definitive merger agreement with Verilink Corporation (NASDAQ: VRLK). Under the terms of the definitive agreement, Verilink will acquire Larscom for approximately 6 million shares of Verilink common stock, with each Larscom share being converted into 1.166 Verilink shares, subject to certain adjustments. The merger has been approved by the boards of directors of each company, but is subject to the approval of each company’s stockholders and other customary closing conditions. If the Company’s stockholders approve the merger and all other conditions to closing are satisfied or waived, the merger is expected to be completed in the summer of 2004. However, because many of the closing conditions are beyond the Company’s control, there can be no assurance that the merger will be completed by the summer of 2004, if at all.

     We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. If the proposed merger with Verilink is delayed or not ultimately consummated, we will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the proposed merger, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected or be forced to further reduce our costs through personnel cuts or other measures. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

Note 2—Acquisitions:

     On June 5, 2003, we completed the acquisition of VINA Technologies, Inc. (“VINA”). The consideration consisted of approximately 2,393,894 shares of Larscom common stock, 454,752 warrants and options to purchase common stock and the assumption of the liabilities and obligations of VINA. See the Company’s Form 10-K for the year ended December 31, 2003.

Note 3 —Recent Accounting Pronouncements:

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

Note 4—Balance Sheet Components:

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$2,213	$1,688
Work-in-process	458	497
Finished goods	2,797	3,318

	$5,468	$5,503

     Amortized intangible assets consist of the following (in thousands):

	March 31, 2004
	Gross carrying	Accumulated	Net
	Amount	Amortization	Intangibles
Developed Technology	$1,041	$147	$894
Tradenames/trademarks	103	42	61
Customer contracts/relationships	1,457	333	1,124
Order backlog	78	78	—

	$2,679	$600	$2,079

     The aggregate amortization expense for the three months ended March 31, 2004 was $152,000. Amortization expense of $44,000 is included as a component of cost of revenues and $108,000 is included in operating expenses.

     Minimum future amortization expense at March 31, 2004 is as follows (in thousands):

Remainder of 2004	$440
2005	586
2006	430
2007	318
Thereafter	305

$2,079

     During the three months ended March 31, 2004, the company determined that the VINA tradenames/trademarks acquired as part of the merger with VINA in June 2003 had become impaired. The impairment is based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded an impairment charge of $44,000 included in operating expenses to write-down the technology to the net present value of the expected cash flows related to the tradename/trademarks.

Note 5—Restructuring and Cost of Revenues Charges:

     After the VINA merger, on June 5, 2003, we completed a restructuring that resulted in restructuring costs of $2,458,000 during 2003. Those restructuring costs consist of $1,535,000 in facility consolidation costs associated principally with moving our headquarters from Milpitas, CA, to Newark, CA, $425,000 in impairment charges related to fixed assets and leasehold improvements at the Milpitas location and $747,000 from reductions in force, partially offset by $249,000 of rent collected from Silicon Wireless Corporation.

     As part of an earlier closing of our facility in Durham, North Carolina, we remain responsible for the existing lease. The reserve for this lease is reduced as we make monthly payments. We entered into a sublease agreement with Silicon Wireless Corporation, a start-up company, which had a commencement date of February 15, 2002 and is for the entire 27,000 square-foot facility in Durham, North Carolina. Due to the uncertainty of the receipt of income under the sublease, we reduce restructuring expenses as the sublease income is received. During the first quarter of 2004 and 2003, our restructuring expenses were reduced by $62,000 in each period as a result of rent collected from Silicon Wireless Corporation. We expect the remaining real estate lease obligation, which comprises the remainder of the June, 2001 reserve balance, will be paid-out by January 2007. We do not expect there to be any additional costs related to the North Carolina restructuring.

     We abandoned our lease at the former Larscom headquarters in Milpitas, CA as of September 2003 and remain responsible for the balance of the lease, which expires in August of 2004. We expect that by the end of 2004 we will pay out the remaining reserve balance for the 2003 restructurings, which consist principally of the remaining lease payments on our former Milpitas facility.

     During the first quarter of 2004 we continued our expense reduction efforts and reduced our staff by five people; two in the manufacturing area and three in sales, general and administrative functions. This resulted in a charge to restructuring expense of $56,000, offset by rent collected from Silicon Wireless Corporation of $63,000.

     The following table provides beginning balances, activity and remaining balances included in other current and non-current liabilities for the quarter ended March 31, 2004:

	Reserve	Current		Non-Cash	Reserve
	December 31,	Quarter	Cash	Charges &	March 31,
Restructuring reserve	2003	Restructuring	Charges	Adjustments	2004
		(in thousands)
Employee termination costs	$33	$56	$(73)	$—	$16
Real estate lease	2,528	—	(573)	—	1,955

Total	$2,561	$56	$(646)	$—	$1,971

Note 6—Deferred Tax Assets:

     Deferred tax assets include temporary differences related to intangible assets associated with the acquisition of NetEdge Systems Inc. in 1997, inventory write-downs, accrued expenses and net operating losses that carry forward. We established a deferred tax asset valuation allowance due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Our assessment was based principally on the historical losses experienced by us in the U.S., unfavorable macro-economic conditions and capital expenditure reductions announced by several service providers. The deferred tax asset balance at March 31, 2004 amounted to $32,715,000, which was fully offset by a valuation allowance.

     As part of the merger with VINA, we recorded a deferred tax liability for the value of the intangibles acquired, a deferred tax asset for the net operating loss (“NOL”), credit carry-forwards and a difference in the accounting and tax basis of the VINA assets. The net deferred tax asset related to the merger has been fully reserved due to the uncertainty surrounding its realization. Because the merger with VINA is an “ownership change” as broadly defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, the tax asset (before reserves) relating to the VINA NOL carryforwards has been limited in accordance with the provisions of IRC Section 382.

     Additional deferred tax assets may be recognized in future periods to the extent that we can reasonably expect such assets to be realized. We will evaluate the probability of realizing our deferred tax assets on a quarterly basis. If we determine that an additional portion or all of the deferred tax assets are realizable, we will reduce the income tax valuation allowance accordingly.

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

     The following table shows how basic and diluted net loss per share is computed:

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(1,846)	$(2,183)

Basic and diluted weighted average
Common Stock outstanding	5,100	2,695
Basic and diluted net loss per share	$(0.36)	$(0.81)

     Outstanding stock options and warrants totaling 870,372 shares at March 31, 2004 and outstanding stock options totaling 343,703 shares at March 31, 2003 are not included in the calculation of diluted weighted average Common Stock outstanding because their effect would have been antidilutive for both periods presented. These stock options and warrants could be dilutive in the future.

Note 8—Accounting for Stock-Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price.

     We amortize stock-based compensation using the straight-line method over the vesting period of the options. The risk-free interest rate used in the calculations was 3.18% for the first quarter of 2004 and 2.58% for the first quarter of 2003. The expected volatility was 90%, the expected life was 5 years and the dividend rate was zero for the first quarter of 2004 and 2003. Pro forma information regarding net loss and earnings per share is presented and has been determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

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

     The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (in thousands except for per share data) (unaudited):

	Three Months Ended
	March 31,
	2004	2003
Net loss — as reported	$(1,846)	$(2,183)
Less: costs included in expense	—	—
Plus: employee compensation expense on a pro forma basis	(146)	(81)

Net loss — pro forma	$(1,992)	$(2,264)

Basic net loss per share — as reported	$(0.36)	$(0.81)
Basic net loss per share — pro forma	$(0.39)	$(0.84)
Basic and diluted net loss per share - as reported	$(0.36)	$(0.81)
Shares — basic and diluted	5,100	2,695

Note 9—Accumulated Other Comprehensive Income/(Loss):

     “Accumulated other comprehensive income/(loss)” includes all changes in equity from non-owner sources during the period. The items of adjustment from net loss to comprehensive net loss for the periods presented relate to foreign currency translation adjustments.

Note 10—Commitments and Contingencies:

     Commitments:

     Operating lease commitments are related principally to our buildings in Newark, California and Durham, North Carolina and have terms that expire in 2008 and 2007, respectively. In addition, as part of the merger with VINA, we have a facility in Milpitas, California (our former headquarters) with a lease that will expire in August 2004. Total rent expense in the first quarter of 2004 and 2003, was $801,000 and $669,000, respectively. Sublease rental income was $214,000 and $218,000 in the first quarter of 2004 and 2003, respectively. Future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of March 31, 2004 are as follows (in thousands):

		Sublease
	Lease	Rental
Years ending December 31,	Payments	Income
2004 (April 1 to December 31)	$1,326	$427
2005	774	265
2006	817	272
2007	492	23
2008	284	—

	$3,693	$987

     Contingencies:

     On April 29, 2004, we signed a definitive merger agreement with Verilink Corporation (NASDAQ: VRLK). The merger has been approved by the boards of directors of each company, but is subject to the approval of each company’s stockholders and other customary closing conditions. If the Company’s stockholders approve the merger and all other conditions to closing are satisfied or waived, the merger is expected to be completed in the summer of 2004. However, because many of the closing conditions are beyond the Company’s control, there can be no assurance that the merger will be completed by the summer of 2004, if at all.

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

     As part of the merger with VINA we have assumed a liability recorded on the books of VINA for California sales taxes for the period January 1, 1999 through March 31, 2000 resulting from a sales and use tax audit by the California State Board of Equalization. We have paid a substantial portion of the assessment to the State of California and the remainder of $55,000 is currently under appeal.

     Note 11—Segment Information:

     The Company operates under a single segment. Revenue related to operations in the United States and other countries for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
Revenues (a)	2004	2003
United States	$4,546	$3,480
Other countries	420	745

Total	$4,966	$4,225

Long-lived assets as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	As of
	March 31,	December 31,
Long-Lived Assets	2004	2003
United States	$3,694	$4,075
Other countries	—	—

Total	$3,694	$4,075

(a) Revenues are reported by shipment to the final destination as determined by records required to comply with U.S. Department of Commerce regulations

Note 12—Guarantees and Warranty Obligations:

     Guarantees:

     We account for guarantees under Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.

     We, as the guarantor, entered into one category of guarantee, namely performance guarantees. Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on our failure to perform under an obligating agreement. These obligating agreements consist primarily of manufacturing services agreements, non-cancelable and non-returnable purchase orders, and technology acquisition agreements.

     The term of the guarantees is less than one year. We have not recorded any liabilities for these potential future payments either because it is not probable or we have yet to incur the expense. The guarantees do not have a third party recourse provision.

     The following table discloses our obligations under guarantees as of March 31, 2004 (in thousands):

Maximum
Potential Amount of Future Payments
Manufacturing service agreements and non-cancelable and non-returnable purchase orders	$1,239

Warranty Obligations:

     As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. In addition, as part of the merger with VINA, we have indemnified the former officers and directors against claims against them in their former roles at VINA. We purchased a director’s and officer’s insurance policy to cover former directors and officers of VINA for a period of six years following the merger for events that may occur, related to the former VINA business. The maximum amount of potential future indemnification is unlimited; however, we believe the policies we purchased limit our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

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

     We provide a three-year warranty for most of our products and a five-year warranty for the Terra and IAD product lines. The following table depicts product warranty activity during the three months ended March 31, 2004 (in thousands):

Dollar Amount of
Liability Debit/(Credit)
Balance at December 31, 2003	$932
Accrual for new warranties	45
Accruals related to pre-existing warranties (including changes in estimates)	(33)
Settlements made in cash or in-kind during the period	(52)

Balance at March 31, 2004	$892

Note 13—Changes in Stockholders’ Equity:

     Reclassification of Class A and Class B Common Shares:

     On June 3, 2003, Larscom’s stockholders approved a proposal to reclassify its Class A and Class B Common Stock into a single class of common stock. The old Class B Common Stock had rights of four votes per share and was owned by one stockholder, Axel Johnson, Inc. (“Axel Johnson”). These additional voting rights gave Axel Johnson control of 82% of the voting interest prior to the merger with VINA. After issuance of 2,393,894 shares in connection with the VINA merger, and the reclassification of the Class B Common Stock into Common Stock with one vote per share, Axel Johnson’s control of the voting interest was reduced to 28%. Additionally, as a result of the shares issued to VINA shareholders, entities affiliated with Sierra Ventures V. L.P. received Larscom shares resulting in beneficial ownership of another 28% interest in Larscom.

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

     Larscom Stock Options:

     As part of the merger with VINA, the existing VINA stock options and warrants were assumed and converted into Larscom stock options and warrants, containing the exact terms, price and earned vesting percentages, as those held immediately prior to the merger (after the post-merger, post-split exchange ratio of 0.03799 shares of Larscom common stock for each share of VINA common stock).

     The VINA options and warrants were converted into 454,752 Larscom options and warrants. Additionally, as a result of the change of control resulting from the reclassification of shares previously discussed, and the VINA merger, a large part of the outstanding stock options previously issued by Larscom became fully vested due to a change-in-control provision contained in most of the outstanding option agreements. This acceleration caused 61,818 additional shares to become vested and exercisable on June 5, 2003 with an average exercise price of approximately $19.72.

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

     The results for the prior year quarter ended March 31, 2003 do not include the results of VINA, as the VINA acquisition did not occur until June 5, 2003.

Merger Agreement with Verilink Corporation

     On April 28, 2004, the Company signed a definitive merger agreement with Verilink Corporation (NASDAQ: VRLK). Under the terms of the definitive agreement, Verilink will acquire Larscom for approximately 6 million shares of Verilink common stock, with each Larscom share being converted into 1.166 Verilink shares, subject to certain adjustments. The merger has been approved by the boards of directors of each company, but is subject to the approval of each company’s stockholders and other customary closing conditions. If the Company’s stockholders approve the merger and all other conditions to closing are satisfied or waived, the merger is expected to be completed in the summer of 2004. However, because many of the closing conditions are beyond the Company’s control, there can be no assurance that the merger will be completed by the summer of 2004, if at all.

     We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. If the proposed merger with Verilink is delayed or not ultimately consummated, we will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the proposed merger, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected or be forced to further reduce our costs through personnel cuts or other measures. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition and Deferred Revenue:

     Revenue from product sales is generally recognized upon delivery to our customers when there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured. However, some of our distributors, who maintain significant inventories of our products, have a right to return products that remain unsold. In the case where the distributor has a right to return products, we do not recognize revenue until the distributor notifies us that the products have been shipped to the end user. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured. If we believe that collection is not probable at the time of shipment, we defer the revenue until the cash is collected. Deferred revenue at March 31, 2004 totaled $1,328,000 and substantially all of that revenue is expected to be earned over the next twelve months.

     Accounting for Acquisitions:

     We accounted for the VINA acquisition as a purchase in accordance with the provisions of Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As such, we have reported all the acquired tangible and intangible assets and liabilities of VINA at fair value. We are recognizing the fair value of the purchased intangibles related to developed technology as a cost of product revenue over an estimated useful life of six years. We are recognizing the fair value of the other purchased intangibles as operating expenses over the estimated useful life of each separate intangible. We recognized the fair value associated with the in-process technology as an operating expense in 2003, when the merger was consummated. We have valued employee stock options as part of the acquisition using the Black-Scholes valuation model. The value of all vested options and the value of unvested options in excess of the intrinsic value of such unvested options were included as part of the purchase price consideration. We are reporting the intrinsic value of the unvested options as deferred compensation and recording it as an operating expense over the remaining vesting period of the options. We valued our stock issued as part of the consideration using the 5-day average price surrounding the date the acquisition was announced.

     Investments, Accounts Receivable and Allowances:

     We invest cash in excess of our daily needs in financial instruments issued by banks, government agencies or large corporations. Our policy is to invest these funds in financial instruments that are rated by Standard and Poors (or other rating agency equivalents) as A- or better in the case of general debt instruments or A-1 in the case of commercial paper. Our policy restricts us from investing more than $5 million or 20% of our total investments in any one institution or from investing in financial instruments that mature in more than 1 year. While we believe, in our judgment, these policies are protective of our funds, a default of any one institution would lead to our incurring a significant loss of cash. Our investments are all considered short term and therefore are included in cash and cash equivalents on our balance sheet.

     Our accounts receivable are largely trade receivables from customers in the United States. We perform ongoing credit evaluations of our customers, and generally require no collateral from our customers. We maintain reserves for potential credit losses based on our evaluation of the customer’s financial condition, industry conditions and general economic conditions. While our reserves have historically been within our expectations, we cannot guarantee that our evaluation of the credit risk of our customers will be correct. In addition, since our accounts receivable are concentrated in a relatively few number of customers a significant change in the financial position of any one of these customers could have a material impact on the collectibility of our accounts receivable. To date, we have reserves for $616,000 in receivables associated with the 2002 bankruptcy filing of MCI. Receivables from our three largest customers MCI, LTI Datacomm and Avaya, Inc. represented 40% and 52% of gross accounts receivable at March 31, 2004 and 2003, respectively. We provide a sales return allowance for possible customer returns, based on historical information that may differ from actual results due to changes in customer circumstances or a misjudgment of either party in assessing the customer’s needs.

     Inventories:

     Inventories include raw materials, work in process and finished goods related to our products. Inventory costs include direct costs for material and indirect costs allocated to inventory for labor and overhead. Inventories are stated at the lower of standard cost or market. Write-downs of inventory are generally taken, when in our estimate, future demand will not consume existing inventories over the next twelve months. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Results of Operations

     Revenues. Our consolidated revenues of $4,966,000 for the first quarter ended March 31, 2004 increased $741,000 or 18% over 2003’s first quarter revenues of $4,225,000. This increase was primarily due to $1,231,000 in sales of Larscom’s IAD product line, which was acquired in the merger with VINA in June 2003. This increase was partially offset by a decrease in sales of our other product lines and services, which recorded a combined revenue reduction of $490,000.

     By channel of distribution, the bulk of the revenue increase for the first quarter of 2004 versus the comparable period in 2003 came from higher sales to service providers (“SPs”) and resellers, partially offset by a decrease in sales to end users. Shipments to international locations represented 9% of total revenues during the first quarter of 2004, versus 18% from the same period of 2003.

     The combined revenues from MCI, LTI Datacomm and Avaya, Inc., our three largest customers this quarter, accounted for 41% of the total revenues for the first quarter of 2004 versus 52% for the first quarter of 2003. The financial difficulties at MCI, including its bankruptcy filing, had, and we expect it to continue to have, a major adverse impact on our revenues. After the bankruptcy filing, because of MCI’s debtor-in-possession financing and their timely payment for shipments made after the bankruptcy filing, we resumed the recording of revenues upon shipment to MCI. MCI has now emerged from bankruptcy. The following table is the percentage of total revenues for our customers who accounted for 10% or more of our revenues:

	Three Months Ended
	March 31,
	2004	2003
MCI	19%	26%
LTI Datacomm	12%	14%
Avaya, Inc.	10%	12%

     Gross Profit. Our gross profit for the first quarter of 2004 was $1,788,000 versus $2,251,000 for the corresponding period of 2003. Our gross profit percentage in the first quarter of 2004 of 36% represents a 17% percentage point decline from the first quarter of 2003 gross profit percentage of 53%. The reduction in gross profit dollars for the 2004 period versus the 2003 period was due to write-downs of inventories, the impact of unfavorable manufacturing variances, lower profits earned on IAD products and, to a lesser extent, the cost of intangible amortization expense from the VINA merger included in cost of revenues. These reductions were partially offset by the higher sales volume during the quarter over the prior-year period.

     Research and Development. Research and development expenses totaled $1,055,000 for the first quarter of 2004, which was $52,000 or 5% lower than the first quarter 2003 spending of $1,107,000. The expense decrease in the first quarter was primarily due to lower personnel related costs.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 25% to $2,566,000 during the first quarter of 2004, as compared to $3,418,000 for the same period in 2003. The reduced spending level was due to lower expenditures for salaries, benefits, and relocation costs, resulting from our workforce reductions as well as lower rent and depreciation expense due to the consolidation of our headquarters. Partially offsetting the decreases were increased consulting fees and bad debt expense.

     Through the VINA merger date of June 5, 2003, selling, general and administrative expenses included contractual charges from Axel Johnson for providing certain services to us related to treasury, accounting, tax, legal and human resources. The costs of these services were allocated to us based on estimates by Axel Johnson of actual costs incurred. We believe that such allocations were reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if we had internally provided such services. There were no allocated costs for these services in the first quarter of 2004, versus $91,000 for the first quarter of 2003. The contract for services with Axel Johnson was cancelled effective June 2003.

     Amortization of Acquisition Intangibles. There were costs totaling $152,000 for the first quarter of 2004 for amortization of acquisition intangibles related to our merger with VINA Technologies, Inc. Cost of revenues included $42,000 of amortization expense and $108,000 was included in operating expenses. There were no such expenses for the first quarter of 2003.

     Restructuring. During the first quarter of 2004 we continued our expense reduction efforts, which resulted in a charge to restructuring expense of $56,000, offset by rent collected from Silicon Wireless Corporation of $63,000. This compares to the prior year’s first quarter that included only the collection of rent, which resulted in a reduction to restructuring expense of $61,000.

     Interest and Other Income. Interest and other income totaled $137,000 for the first quarter of 2004, compared to $47,000 for the same period of 2003. During the first quarter of 2004, $116,000 in other income was recognized from the expiration of an unused customer credit. Interest income totaled $14,000 for the first quarter of 2004, compared to $65,000 for the same period in 2003. The lower interest income for the three-month period of 2004 was primarily attributed to lower average cash and cash equivalent balances as well as lower interest rates received on interest bearing balances.

     Provision for Income Taxes. In the first quarter of 2004, we recorded an income tax provision of $5,000 versus an income tax provision of $17,000 in the first quarter of 2003, mainly to provide for expected state tax obligations, respectively.

     Net Loss. The net loss for the first quarter of 2004 was ($1,846,000) compared to a net loss of ($2,183,000) for the first quarter of 2003. The reduced loss of ($337,000) was primarily due to lower selling, general and administrative expenses from reduced headcount levels and the effects of consolidating our headquarters in Newark, CA, all accomplished as part of our merger synergy plan. These reductions to expenses were partially offset by unfavorable manufacturing variances, intangible amortization related to the VINA merger and asset impairment charges.

Liquidity and Capital Resources

     At March 31, 2004, we had cash, cash equivalents and restricted cash of $6,749,000. Cash, cash equivalents and restricted cash decreased by approximately 27% or $2,536,000 from $9,285,000 on December 31, 2003. The decrease in cash, cash equivalents and restricted cash in the first three months of 2004 reflects the impact of operating losses and lower accounts payable balances from payments of normal business obligations, partially offset by depreciation, amortization and write-downs of inventories. Restricted cash of $333,000 consists of a deposit with our bank for an irrevocable letter of credit that is used as collateral for the lease on the Newark, California facility.

     Capital expenditures for the first three months of 2004 were $47,000. These expenditures consisted principally of the purchase of test equipment. We anticipate capital expenditures to total approximately $370,000 for 2004.

     We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. If the proposed merger with Verilink is delayed or not ultimately consummated, we will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the proposed merger, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected or be forced to further reduce our costs through personnel cuts or other measures. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

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

     Our operating lease commitments relate principally to our buildings in Newark, California, and Durham, North Carolina, and have terms that expire in 2008 and 2007, respectively. The lease of our former headquarter offices in Milpitas, California will expire in August of 2004. Our total rent expense in the first quarter of 2004 and 2003, was $801,000 and $669,000, respectively. Sublease rental income was $214,000 and $218,000 in the first quarter of 2004 and 2003, respectively. Our future annual minimum lease payments under all non-cancelable operating leases and sublease rental income as of March 31, 2004 are as follows (in thousands):

		Sublease
	Lease	Rental
Years ending December 31,	Payments	Income
2004 (April 1 to December 31)	$1,326	$427
2005	774	265
2006	817	272
2007	492	23
2008	284	—

	$3,693	$987

     We have purchase orders and contracts outstanding for goods and services incurred in the normal course of business. The following table discloses our obligations under guarantees as of March 31, 2004 (in thousands):

	Less Than	1-3	4-5	After 5
	1 Year	Years	Years	Years
Operating lease obligations	$1,526	$1,549	$618	$—
Manufacturing services agreements	969
Non-cancelable and non-returnable purchase orders	270

Total	$2,765	$1,549	$618	$—

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

     Our proposed merger with Verilink may not be completed in a timely manner or at all, which may adversely affect us. On April 29, 2004, we signed a definitive merger agreement with Verilink Corporation (NASDAQ: VRLK). The merger has been approved by the boards of directors of each company, but is subject to the approval of each company’s stockholders and other customary closing conditions. If the Company’s stockholders approve the merger and all other conditions to closing are satisfied or waived, the merger is expected to be completed in the summer of 2004. However, because many of the closing conditions are beyond the Company’s control, there can be no assurance that the merger will be completed by the summer of 2004, if at all.

     We believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our operations through 2004. If the proposed merger with Verilink is delayed or not ultimately consummated, we will need to raise additional capital to fund our operations and capital spending before we become profitable. If cash flows from operations are lower than expected, including as a result of customer reaction to the proposed merger, if we incur unanticipated expenses or if we are unable to effectively manage our inventory level, we may need to obtain additional capital sooner than expected or be forced to further reduce our costs through personnel cuts or other measures. We are currently exploring opportunities to raise additional capital through various financial vehicles, but sufficient funds may not be available to us on terms that we deem acceptable or at all.

     Additional risks related to the proposed merger with Verilink include, but are not limited to, the following:

•	expected benefits from the merger may not be realized,

•	while Larscom’s and Verilink’s share prices have been volatile in recent periods, the merger exchange ratio is fixed and no adjustment to the exchange ratio will be made as a result of fluctuations in the market prices of Larscom or Verilink Common Stock,

•	the cost of the merger could harm the financial results of the combined company,

•	the merger could cause Larscom or Verilink to lose key personnel, which could materially affect the combined company’s business and require it to incur substantial costs to recruit replacements for lost personnel,

•	general uncertainly related to the merger could harm Larscom and Verilink,

•	third parties may terminate or alter existing contracts with Larscom or Verilink,

•	some of Larscom’s and Verilink’s officers and directors have conflicts of interest that may influence them to support or approve the merger,

•	during the pendency of the merger, Larscom and Verilink may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement,

•	failure to complete the merger may result in Larscom or Verilink paying a termination fee to the other and could harm Larscom’s or Verilink’s Common Stock price and future business operations, and

•	the merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes or other causes.

     Our independent accountant’s “going concern” explanatory paragraph and the resulting perception in the financial marketplace may adversely affect us. PricewaterhouseCoopers LLP has included in its report on our consolidated financial statements for the fiscal year ended December 31, 2003, a going concern explanatory paragraph, which states that “the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.”

     We have suffered recurring losses from operations and negative cash flow from operations, investing and financing. For the year ended December 31, 2003, we used approximately $6.7 million of cash to fund our operating, investing and financing activities and for the quarter ended March 31, 2004, we used an additional $2.5 million of cash to fund our operating, investing and financing activities. This factor, in combination with reduced levels of working capital, raise substantial doubt about our ability to continue as a going concern beyond this calendar year. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues adequate to support our capital and operating requirements.

     We are exploring opportunities to raise additional capital through various financing vehicles, but sufficient funds may not be available to us on terms that we deem acceptable, if they are available at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. The inclusion of the going concern explanatory paragraph in PricewaterhouseCoopers LLP’s audit report and the resulting perception in the financial marketplace may cause our stock price to fall and impair our ability to raise additional capital. In addition, the receipt of a going concern explanatory paragraph may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving us of the human capital we need to be successful.

     Our entire industry was in an extended downturn and recovery may be delayed. The downturn in the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market also experienced reduced demand. This decreased demand led to fluctuating order forecasts from some of our customers. While recent events have indicated that a general economic recovery is underway, the difficult financial position of many of our customers resulting from the prolonged downturn may delay the timing of order increases for our products, if at all. For 2003, order demand from many of our customers continued to decline as they experienced the impact of the downturn in the telecommunications market.

     We expect to continue to incur operating losses and may not be profitable in the future. We have experienced substantial net losses, including a net loss of $1,846,000 for the quarter ended March 31, 2004 and net losses of $13,262,000 and $4,895,000 for the years ended December 31, 2003 and 2002, respectively. We have an accumulated deficit of $80,623,000 as of March 31, 2004. A continued decrease in revenues could have an adverse impact on our finances. There can be no assurance as to when or if we will achieve profitability.

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

     Our merger with VINA may not lead to the synergies expected. While we have largely completed the plan for the integration of VINA and Larscom from the June 5, 2003 merger of the two companies, there can be no assurance that the merged Company can retain or attract sufficient new customers or reduce expenses enough to achieve profitability in the near term or at all.

     We conducted eight rounds of restructuring/layoffs in the past thirty-four months. Since mid-2001, we have conducted eight rounds of layoffs for an aggregate reduction in workforce of 170 people. Although the restructuring actions taken have lowered our expense base, we expect operating losses to continue into 2004. Therefore, there can be no assurance that another material restructuring and/or workforce reduction will not be required. In addition, our workforce reductions may deprive us of the human capital we would need to take full advantage of the recent upturn in the business cycle in our industry. There can be no assurance that we will not lose employees in the future as a result of the restructuring/layoffs, or that we will be able to recruit suitable replacements.

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

     We depend upon a small number of customers some of whom have been experiencing financial difficulties. A small number of customers have accounted for a significant percentage of our sales. Therefore, sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which is subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our backlog and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or end purchases of our existing products. In the event that we lose one or more large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected. As a result of the downturn in the telecommunications industry, many of our customers have experienced financial difficulties and have reduced their expenditures on capital equipment. The continued financial difficulties or failure of any of our major customers would have a material adverse effect on our business and operating results. One of our largest customers, MCI, filed for bankruptcy in 2002 and has only recently emerged from court protection, which could lead to a substantial loss in their customer base or further reorganizations, all of which could influence their order levels to us. In 2003 revenue from sales to MCI decreased 19% from sales to MCI in 2002.

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

     We depend heavily on component availability and key suppliers. On-time delivery of our products depends upon the availability of components and subsystems used in our products. We depend upon our suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We obtain components and license certain embedded software from several single sources. We do not believe we would be able to develop alternative sources for certain essential components used in our products without incurring significant costs. In addition, while we believe we would be able to develop alternative sources for most of the other components and software used in our products there can be no assurance that we would be able to do so, in a timely manner without incurring substantial additional costs, if required. Any inability by our suppliers to meet our demand or any prolonged interruption in supply, or a significant increase in the price of one or more components or in the price of software, would likely have an adverse impact on our business and operating results. We generally do not have any long-term contracts with our suppliers and, in fact, as a result of our merger with VINA, we have made a recent decision to place a majority of our business with a single contract manufacturer. It is possible that our major contract manufacturer and other suppliers will not continue to be able and willing to meet our future requirements.

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

     We have recently reorganized our sales force. Until January of 2004, our sales force was organized by type of account: major accounts, carrier accounts, US indirect channels (distributors and resellers) and enterprise customers and overseas accounts. As part of our VINA post-merger plans we have reorganized our sales people along geographic areas. Certain of our sales people have been assigned new customers and others will call on different types of customers. There is a risk that the new relationships with customers resulting from the reorganization might not be as productive as the prior organization in the near term or at all. Failure of the new organization to achieve sales productivity goals could have an adverse impact on our business and operating results.

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

     In addition, most of our existing distributors also distribute products of our competitors. As a result, our distributors may not recommend or continue to use and offer our products, or our distributors may not devote sufficient resources to market and provide the necessary customer support for our products. Our distributors may terminate their agreements with us or significantly reduce or delay the amount of products that they order from us at any time. Any such termination, reduction or delay in orders could have an adverse impact on our business and operating results

     We must comply with regulations and evolving industry standards. The market for our products is characterized by the need to comply with a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories, as well as industry standards established by various organizations. As standards for services such as Asynchronous Transfer Mode, Frame Relay, Internet Protocol, Ethernet and Synchronous Optical Network/Synchronous Digital Hierarchy evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of or affect the marketability of our products, which in turn could have an adverse impact on our business and operating results.

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

     As part of the strategy for growth and expansion of our business, we may make acquisitions that could disrupt our business or harm our financial condition. As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For such acquisitions, we may issue additional stock, incur debt, assume liabilities, incur impairment charges related to goodwill and other intangible assets or incur other large and immediate write-offs. Our operation of any acquired business would involve numerous risks including:

•	problems integrating any acquired operations with our own,

•	unanticipated costs,

•	diversion of management’s attention from our core business,

•	adverse effects on existing business relationships with customers,

•	risks associated with entering markets in which we have no or limited experience,

•	the potential loss of key employees, particularly those of the purchased organization and a decrease in our cash position.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of commercial paper rated A1/P1, bank certificates of deposit rated A- or better and corporate bonds and medium-term notes rated A- or better. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments are all considered short term and therefore included in cash and cash equivalents on our balance sheet. Our current and non-current liabilities are generally not interest bearing.

     Foreign Currency Exchange Rate Risk. Our international sales are typically made in U.S. dollars and are generally not subjected to foreign currency exchange rate risk. Certain of our operating expenses were incurred in local currencies, principally the British pound. However, we have closed our overseas sales offices and we have limited exposure to the British pound associated with terminating our operations there. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results. The effect of an immediate, hypothetical 10% change in the exchange rate for the British pound or any foreign currency would not be material to us.

Item 4: Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our Company. Based on their evaluation of our disclosure controls and procedures as of March 31, 2004, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Changes in Internal Controls. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4: Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5: Other Information.

     Changes in Registrant’s Certifying Accountant:

     On April 19, 2004, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants. The Company’s Audit Committee of the Board of Directors (the “Audit Committee”) participated in and approved the decision to change independent accountants.

     The audit reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company for the fiscal years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principle, except that the report for the fiscal year ended December 31, 2003 contained an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern.

     In connection with its audits for the two most recent fiscal years, and through April 19, 2004, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

     During the fiscal years ended December 31, 2003 and 2002, and through April 19, 2004, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     The Company provided a copy of the foregoing disclosure to PricewaterhouseCoopers LLP and requested that PricewaterhouseCoopers LLP furnish a letter addressed to the SEC stating whether or not PricewaterhouseCoopers LLP agreed with the statements made above by the Company. A copy of the letter from PricewaterhouseCoopers LLP, dated April 22, 2004, was filed as Exhibit 16.1 to our Form 8-K report filed with the SEC on April 22, 2004 and incorporated herein by reference.

     The Audit Committee approved the selection of BDO Seidman LLP as the Company’s independent accountants for the year ended December 31, 2004. During the two most recent fiscal years and through April 19, 2004, the Company did not consult with BDO Seidman, LLP prior to its engagement regarding either (i) the application of accounting principles to a specified transaction, completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements and neither a written report was provided to the Company or oral advice was provided that BDO Seidman LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.

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

We filed one report on Form 8-K during the quarter:

The report was filed on February 5, 2004, reporting the release of financial results of the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARSCOM INCORPORATED

Date May 13, 2004	By /s/ Daniel L. Scharre

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